Form 10-Q
period 2026-06-30
Matternet, Inc.
filed 2026-08-19
CIK 2075109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-56769

Matternet, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	39-2522950
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 Ravendale Drive Mountain View, California	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 260-2727

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	N/A	N/A

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 13, 2026, the registrant had 48,327,455 shares of common stock outstanding.

Table of Contents

		Page
PART 1: FINANCIAL INFORMATION		1
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025	1
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2026 and 2025	2
	Condensed Consolidated Statements of Stockholders’ Equity (deficit) and Redeemable Convertible Preferred Stock for the Three and Nine Months Ended June 30, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2026 and 2025	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31

PART II OTHER INFORMATION		32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	56
Item 3.	Defaults Upon Senior Securities	56
Item 4.	Mine Safety Disclosures	56
Item 5.	Other Information	56
Item 6.	Exhibits	57
	Signatures	59

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or “Exchange Act.” All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements, including statements regarding:

Forward-looking statements include, but are not limited to, statements about:

●	the impact of current and future laws and regulations, especially those related to the autonomous aerial logistics industry;

●	our ability to achieve profitability and continue as a going concern;

●	changes in domestic and foreign business, market, financial, political and legal conditions;

●	our ability to protect and enforce our intellectual property rights and the scope and duration of such rights;

●	our reliance on third-parties, including suppliers, licensing partners, government entities and strategic partners, and our ability to maintain our relationships with such parties and enter into additional strategic partnerships in the future;

●	our ability to commercialize our products and services on a large scale and grow effectively;

●	our management team’s ability to successfully achieve our business objectives;

●	our ability to raise additional capital to continue to maintain sufficient liquidity, develop our technology and scale our operations;

●	the impact on us and our potential customers from changes in interest rates, inflation, tariffs, trade policies and rising costs, including commodity and labor costs;

●	developments and projections relating to our business and the autonomous aerial logistics industry;

●	our ability to adequately control the costs associated with our operations;

●	risks relating to the negative public or political perception of us or the autonomous aerial logistics industry in general;

ii

●	the outcome of any potential litigation, government and regulatory proceedings, investigations and inquiries that may be instituted against us in the future;

●	potential cybersecurity risks to our operational systems and infrastructure;

●	the development of an active trading market for our common stock;

●	the impact of global events, disruptions, pandemics and geo-political tensions on our business, including our supply chain, and our customers;

●	our intended use of proceeds from our private placement of common stock; and

●	other risks and uncertainties, including those discussed in the section titled “Risk Factors.”

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance and achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

We have common law trademark rights in the unregistered marks “Matternet, Inc.,” and the Matternet logo in certain jurisdictions. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

iii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MATTERNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30,	September 30,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$23,133,697	$294,411
Accounts receivable, net	26,476	60,002
Prepaid expenses and other current assets	981,161	600,114
Total current assets	24,141,334	954,527
Property and equipment, net	965,413	620,497
Right-of-use assets, net	250,766	678,426
Other non-current assets	92,656	55,071
Total assets	$25,450,169	$2,308,521

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$458,205	$537,445
Accrued expenses	1,686,068	376,553
Deferred revenue	211,763	125,852
Insurance premium financing payable	468,508	-
Notes payable current, net	-	4,176,510
Operating lease liability, current	255,810	576,940
Warrant liability	-	614,680
Total current liabilities	3,080,354	6,407,980
Operating lease liability, non-current	-	103,504
Total liabilities	3,080,354	6,511,484

Commitments and contingencies (Note 11)

Redeemable convertible preferred stock; 21,987,039 shares authorized; 0 shares issued and outstanding as of June 30, 2026 and 18,994,952 shares issued and outstanding as of September 30, 2025, Liquidation value of $91,397,911 as of September 30, 2025	-	115,711,805

Stockholders’ equity (deficit):
Preferred stock par value $0.0001; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2026 and September 30, 2025	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 48,325,123 and 13,150,921 shares issued and outstanding as of June 30, 2026 and September 30, 2025, respectively	4,833	1,315
Additional paid-in capital	168,104,674	10,731,592
Accumulated deficit	(145,739,692)	(130,647,675)
Total Stockholders’ equity (deficit)	22,369,815	(119,914,768)
Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$25,450,169	$2,308,521

See accompanying notes to these condensed consolidated financial statements.

MATTERNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenues	$121,439	$130,321	$255,564	$261,946
Cost of revenues	340,882	212,951	534,496	337,915
Gross profit (loss)	(219,443)	(82,630)	(278,932)	(75,969)

Operating expenses:
Research and development	964,846	666,262	3,135,689	2,297,255
General and administrative	2,607,179	1,127,922	6,860,497	3,440,289
Sales and marketing	100,250	52,473	367,058	161,320
Total operating expenses	3,672,275	1,846,657	10,363,244	5,898,864

Loss from operations	(3,891,718)	(1,929,287)	(10,642,176)	(5,974,833)

Other income (expense):
Interest expense (non-cash)	(4,696,185)	-	(4,992,876)	(1,610,540)
Interest expense	(125,267)	(339,821)	(802,871)	(847,421)
Change in fair value of derivative liabilities	544,109	-	544,109	1,306,244
Change in fair value of warrant liabilities	-	(99)	(725,348)	(84,910)
Other income (expense)	241,864	2,498	1,527,525	351,909
Total other income (expense)	(4,035,479)	(337,422)	(4,449,461)	(884,718)
Net loss before income taxes	(7,927,197)	(2,266,709)	(15,091,637)	(6,859,551)
Income tax provision (benefit)	(3,210)	3,674	380	11,566
Net loss	$(7,923,987)	$(2,270,383)	$(15,092,017)	$(6,871,117)
Net loss per common share - basic and diluted	$(0.27)	$(0.20)	$(0.78)	$(0.60)
Weighted-average shares used in computing basic and diluted net loss per share	28,871,884	11,484,551	19,238,777	11,484,475

See accompanying notes to these condensed consolidated financial statements.

MATTERNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

(Unaudited)

	Redeemable Convertible Preferred Stock		Common Stock Non-Voting		Common Stock		Additional paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)
Balance at September 30, 2024	16,710,948	$83,320,617	-	$-	11,484,436	$1,148	$4,220,822	$(99,661,084)	$(95,439,114)
Net loss			-	-	-	-	-	(4,600,734)	(4,600,734)
Forgiveness of convertible preferred stock	(1,902,086)	(5,000,000)	-	-	-	-	5,000,000	-	5,000,000
Share-based compensation expense	-	-	-	-	-	-	361,759	-	361,759
Balance at March 31, 2025	14,808,862	$78,320,617	-	$-	11,484,436	$1,148	$9,582,581	(104,261,818)	$(94,678,089)
Net loss	-	-	-	-	-	-	-	(2,270,383)	(2,270,383)
Options exercised	-	-	-	-	10,505	1	8,915	-	8,916
Share-based compensation expense	-	-	-	-	-	-	130,296	-	130,296
Balance at June 30, 2025	14,808,862	$78,320,617	-	$-	11,494,941	$1,149	$9,721,792	$(106,532,201)	$(96,809,260)

	Redeemable Convertible Preferred Stock		Common Stock Non-Voting		Common Stock		Additional paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)
Balance at September 30, 2025	18,994,952	$115,711,805	-	$-	13,150,921	$1,315	$10,731,592	$(130,647,675)	$(119,914,768)
Net loss	-	-	-	-	-	-	-	(7,168,030)	(7,168,030)
Issuance of preferred stock in connection with Series B-3 offering (cash)	701,349	3,899,698	-	-	-	-	-	-	-
Options exercised	-	-	-	-	52	-	-	-	-
Warrants exercised for shares	-	-	5,899	-	-	-	-	-	-
Conversion of preferred stock to common stock	(11,007,471)	(52,732,795)	1,526,400	153	-	-	52,732,247	-	52,732,400
Share-based compensation expense	-	-	-	-	-	-	449,372	-	449,372
Balance at March 31, 2026	8,688,830	$66,878,708	1,532,299	$153	13,150,973	$1,315	$63,913,211	$(137,815,705)	$(73,901,026)
Net loss	-	-	-	-	-	-	-	(7,923,987)	(7,923,987)
Options exercised	-	-	-	-	4,160	1	2,187	-	2,188
Warrants exercised for shares	-	-	12,655	1	-	-	60	-	61
Equity issuance costs related to private placement offering	-	-	-	-	-	-	(1,173,000)	-	(1,173,000)
Cash commissions in connection with private placement	-	-	-	-	-	-	(2,167,796)	-	(2,167,796)
Conversion of non-voting common stock in connection with merger	-	-	(1,544,954)	(154)	1,544,954	154	-	-	-
Conversion of bridge notes and related derivative liability to common stock	-	-	-	-	2,499,998	250	7,633,078	-	7,633,328
Warrants issued in connection with bridge note	-	-	-	-	-	-	2,524,851	-	2,524,851
Issuance of common stock upon private placement offering	-	-	-	-	9,552,427	955	28,656,369	-	28,657,324
Conversion of LAVC outstanding shares to common in connection with the Merger	-	-	-	-	2,700,000	270	(42,579)	-	(42,309)
Issuance of common stock in connection with services	-	-	-	-	104,166	10	312,490	-	312,500
Conversion of preferred stock to common stock upon merger	(8,688,830)	(66,878,708)	-	-	18,073,773	1,808	66,876,900	-	66,878,708
Modification and net exercise of financing warrants	-	-	-	-	694,672	70	1,339,958	-	1,340,028
Share-based compensation expense	-	-	-	-	-	-	228,945	-	228,945
Balance at June 30, 2026	-	$-	-	$-	48,325,123	$4,833	$168,104,674	$(145,739,692)	$22,369,815

See accompanying notes to these condensed consolidated financial statements.

MATTERNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(15,092,017)	$(6,871,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	157,561	107,577
Operating lease right-of-use assets expense	427,661	281,136
(Gain) loss on retirement of property, plant, and equipment	(31,670)	216,903
(Gain) loss on remeasurement of warrant liabilities	725,348	84,910
(Gain) loss on remeasurement of derivative liabilities	(544,109)	(1,306,244)
Amortization of debt issuance costs	423,922	24,741
Amortization of debt discount	4,568,954	1,610,540
Shares issued for services	312,500	-
Stock-based compensation expense	678,317	492,055
Changes in Operating Assets and Liabilities:
Accounts receivable	33,527	(12,059)
Prepaid expenses and other current assets	277,058	171,696
Other non-current assets	(37,586)	(51,194)
Accounts payable	(81,706)	(31,156)
Accrued expenses	322,028	(66,938)
Accrued interest payable	-	593,362
Deferred revenue	85,911	149,206
Operating lease liabilities	(424,635)	(298,189)
Net cash used in operating activities	(8,198,936)	(4,904,771)
Cash flows from investing activities:
Purchase of property, plant, and equipment	(470,806)	(210,523)
Net cash used in investing activities	(470,806)	(210,523)
Cash flows from financing activities
Repayment of premium financing payable	(189,596)	-
Proceeds from issuance of common stock pursuant to private placement, net of offering costs	26,216,528	-
Proceeds from options exercised	2,187	8,912
Proceeds from warrants exercised	61	-
Proceeds from convertible notes	6,000,000	400,000
Proceeds from promissory notes payable	-	3,756,986
Proceeds from issuance of Series B-3 preferred stock, net of issuance costs	3,899,698	-
Repayment of debt upon proceeds from private placement	(4,176,510)	-
Payment of debt issuance fees	(243,340)	(24,101)
Net cash provided by financing activities	31,509,028	4,141,797
Net change in cash and cash equivalents	22,839,286	(973,497)
Cash and cash equivalents balance, beginning of period	294,411	1,414,866
Cash and cash equivalents balance, end of period	$23,133,697	$441,369

Supplemental disclosure of cash flow information
Cash paid for interest	$669,402	$224,932
Cash paid for income taxes	$375	$1,100

Supplemental disclosure of non-cash investing and financing activities:
Conversion of LAVC net assets and liabilities acquired to common stock	$42,309	$-
Warrants issued in connection with notes payable	$-	$303,946
Conversion of preferred stock to common stock upon merger	$66,878,708	$-
Conversion of bridge notes to common stock	$7,633,328	$-
Warrants issued to bridge note holders	$2,524,851	$-
Prepaid financing premium payable	$658,104	$-
Forgiveness on convertible preferred stock	$-	$5,000,000
Net exercise of finance warrants for common stock	$1,340,028	$-
Right-of-use assets obtained in exchange for lease liabilities	$-	$859,310
Conversion of non voting common to voting common stock	$153	$-
Conversion of redeemable convertible preferred stock for non-voting common stock	$52,732,400	$-
Debt discount recorded for recognition of derivative liability	$2,044,103	$-
Unpaid offering costs related to private placement included in accrued expenses	$900,000	$-
Unpaid offering costs related to the bridge notes	$175,000	$-

See accompanying notes to these condensed consolidated financial statements.

MATTERNET, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Nature of Operations and Business

Matternet, Inc., consisting of Matternet Operations, Inc. and subsidiaries (collectively, the “Company”), is a Delaware corporation headquartered in Mountain View, California, founded in 2011 as a developer of commercial drone delivery systems for urban and suburban environments. The Company designs, builds, and operates autonomous drone networks that enable ultra-fast, low-cost, and zero-emission package delivery across healthcare, commerce, and logistics sectors.

The Company’s integrated platform includes autonomous drones, landing stations, and a cloud-based logistics platform that provides an end-to-end autonomous aerial delivery service for healthcare, e-commerce, and logistics organizations. In addition, the Company expanded into home delivery, launching a consumer drone delivery service.

Reverse Merger

On May 22, 2026, Matternet, Inc., a Delaware corporation (“Legacy Matternet”), Los Altos Ventures Corp. (“LAVC”) and Matternet Acquisition Co., a Delaware corporation and wholly owned subsidiary of LAVC (“Acquisition Sub”), consummated the closing of the transactions contemplated by the Agreement and Plan of Merger and Reorganization, dated May 22, 2026, by and among the Company, LAVC and Acquisition Sub (the “Merger Agreement”). The Merger Agreement and the consummation of the transactions contemplated thereby, including the merger (the “Merger”), were approved by all the stockholders of LAVC and the holders of a majority of the outstanding shares of common stock, preferred stock, and capital stock of the Company.

At the time the certificate of merger effectuating the Merger was filed with the Secretary of State of Delaware (the “Effective Time”), each share of Legacy Matternet Common Stock issued and outstanding immediately prior to the Effective Time was exchanged for the right to receive 2.0801 shares of our common stock rounded to the nearest whole share (the “Exchange Ratio”). Following the consummation of the Merger, LAVC changed its name to Matternet, Inc. and Legacy Matternet changed its name to Matternet Operations, Inc.

As a result of the Merger, LAVC acquired the business of Legacy Matternet and continued the existing business operations as a public reporting company under the name Matternet, Inc. In accordance with “reverse merger” or “reverse acquisition” accounting treatment, Legacy Matternet was determined to be the accounting acquirer. LAVC’s historical financial statements before the Merger have been replaced with the historical financial statements of Legacy Matternet before the Merger in filings with the Securities and Exchange Commission (the “SEC”) since the Merger, unless otherwise noted. All of the outstanding shares of common stock and convertible securities of Legacy Matternet were exchanged for, or became exercisable, for shares of the Company’s common stock, par value $0.0001 per share. Accordingly, all historical common share and per-share amounts presented in these consolidated financial statements and accompanying notes have been retrospectively adjusted, where applicable, to reflect the exchange ratio of 2.0801 established in the Merger.

2. Summary of Significant Accounting Policies

Going Concern and Management Plans

The Company has evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $15,092,017 and $6,871,117 during the nine months ended June 30, 2026 and 2025, respectively, and used $8,198,936 of cash in operating activities during the nine months ended June 30, 2026. The Company expects to continue to incur operating losses for at least the near term.

The Company’s current operating plan assumes a material increase in expenditures compared with its historical operating levels to support the development and commercialization of its next-generation platform and to advance business development and commercial deployment activities. Based on this operating plan, management’s forecast indicates that the Company’s existing cash resources are expected to be depleted during the one-year period following the issuance of these consolidated financial statements.

Management plans to seek additional capital through debt and/or equity financings. Management also has the ability to reduce or defer certain planned expenditures and slow certain development, commercialization and growth initiatives, which could materially extend the Company’s liquidity runway. However, management does not currently expect to implement reductions at the level necessary to fully fund the Company’s operations throughout the going concern evaluation period. Neither the receipt of additional financing nor the implementation of expenditure reductions sufficient to eliminate the forecasted liquidity shortfall is considered probable, and accordingly, the Company has concluded that substantial doubt exists about its ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

There can be no assurance that additional financing will be available on acceptable terms, on a timely basis, or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern until it reaches profitability is dependent upon its ability to generate cash from operating activities and to raise additional capital to fund operations. Management plans to raise additional capital to fund operations through debt and/or equity financings. Our failure to raise additional capital could have a negative impact on not only our financial condition but also our ability to execute our business plan. No assurance can be given that the Company will be successful in these efforts. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company may not be able to obtain financing on acceptable terms, or at all.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC applicable to interim period financial statements and do not include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and the results of operations for the periods presented. These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s registration statement on Form S-1. Interim results are not necessarily indicative of the results that may be expected for a full year.

Concentration of Credit Risk

Revenue Concentration Risk

The concentration of revenue on a percentage basis for major customers for the three and nine months ended June 30, 2026 and 2025 are as follows:

Customer A accounted for approximately 58% and 80% of revenue for the three and nine months ended June 30, 2026, respectively, and for approximately 53% and 76% of revenue for the three and nine months ended June 30, 2025, respectively.

Customer C accounted for approximately 42% and 20% of revenue for the three and nine months ended June 30, 2026.

Customer B accounted for approximately 47% and 24% of revenue for the three and nine months ended June 30, 2025, respectively.

Accounts Receivable Concentration Risk

A significant portion of our accounts receivable are concentrated with a limited number of customers. Customer C accounted for approximately 100% and 0% of accounts receivable for the periods ended June 30, 2026 and September 30, 2025, respectively. Customer B accounted for approximately 0% and 82% of accounts receivable for the periods ended June 30, 2026 and September 30, 2025, respectively

The loss of one more of these customers would have a material impact on the Company’s operations.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Classification of Redeemable Convertible Preferred Stock

The Company has applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and has therefore classified its redeemable convertible preferred stock as temporary equity for the year ended September 30, 2025. The redeemable convertible preferred stock was recorded outside of stockholders’ deficit because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition or sale of all or substantially all of the Company’s assets, the convertible preferred stock would have become redeemable at the option of the holders.

Revenue recognition

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The Company determines revenue recognition through the following steps:

●	Identification of a contract with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is measured based on the amount that reflects the consideration we expect to receive, which is based on the amount specified in the contract with our customer. Revenue is recognized when the performance obligations under the terms of the contract are satisfied, which generally occurs as control of the promised goods or services is transferred to customers. If appropriate under ASC 606, we allocate the transaction price to individually distinct performance obligations based on the relative standalone selling prices of the distinct good or service. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

The Company recognizes revenue from its enterprise platform access over time based on the contract term. The Company accounts for its arrangements as a single, integrated performance obligation representing stand-ready access to and/or operation of a drone and a drone logistics network and related support services over the contractual service period. The Company primarily recognizes revenue over time, as the customer simultaneously receives and consumes the benefits of the Company’s stand-ready and operational services throughout the service term.

The Company recognizes revenue from its delivery as a service over time based on the contract term. The Company accounts for its managed delivery services as a single, integrated performance obligation representing the design, deployment, and operation of a drone delivery network, including related support activities such as maintenance, reporting, training, payload development, and planning.

Deferred Revenue

Service fees that have been invoiced or paid but performance obligations have not been met are recorded as deferred revenue. As of June 30, 2026 and September 30, 2025, the Company had $211,763 and $125,852, respectively, in deferred revenue pertaining to customer operated and managed delivery services.

Cost of Revenue

Cost of revenue consists primarily of depreciation allocated to drone assets, direct labor, and other direct costs related to data, software, and services required for the drones to operate as intended.

The Company allocates the portion of depreciation expense recognized during each period based on a straight line methodology over the life of the drone assets.

Direct labor costs are allocated to cost of revenue based on departments or resources with direct contact involvement. Each contract is assessed to determine which personnel will be directly involved in delivery of performance obligations. Direct labor typically includes roles in fleet management, hardware operations, and software engineering.

General and Administrative Expense

General and administrative expenses represent costs incurred for general and administrative functions, which primarily consist of personnel compensation costs, including stock-based compensation for executive management and administrative functions, including finance and accounting, legal, and human resources, as well as general corporate expenses and general insurance. These costs are expensed as incurred.

Research and development

Research and development expenses represent costs incurred for research and development functions, which consist primarily of personnel compensation costs, including stock-based compensation, for employees in engineering, design and product development, and prototype materials (hardware and software) costs incurred during the product design process. Substantially all of the Company’s research and development expenses are related to developing new products and services, improving existing products and services, and developing product production processes. These costs are expensed as incurred. Research and development costs were $964,846 and $3,135,689 for the three and nine months ended June 30, 2026, respectively and $666,262 and $2,297,255 for the three and nine months ended June 30, 2025, respectively.

Employee Retention Credit

During the nine months ended June 30, 2026, the Company recognized Employee Retention Credit (“ERC”) funds under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act totaling $1,088,324.

The Company accounted for the ERC as government assistance and recognized the funds when management determined that the qualifying conditions had been substantially met and collection was reasonably assured. Amounts recognized under the program are included in other income in the condensed statements of operation.

Net loss per share

Net earnings or loss per share is computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, excluding shares subject to redemption or forfeiture. The Company presents basic and diluted net earnings or loss per share. Diluted net earnings or loss per share reflect the weighted average number of shares issued and outstanding during the period, adjusted for potentially dilutive securities outstanding. Potentially dilutive securities are excluded from the computation of diluted net loss per share if their inclusion would be anti-dilutive. As all potentially dilutive securities were anti-dilutive as of June 30, 2026 and 2025, diluted net loss per share is the same as basic net loss per share for each period presented. Potentially dilutive items outstanding as of June 30, 2026 and 2025 were stock options which were 11,164,284 and 9,260,917, respectively. Potentially dilutive items outstanding as of June 30, 2026 and 2025 were warrants which were 3,546,397 and 2,483,433, respectively. Also, for the nine months ended June 30, 2026 and 2025, the Company had convertible preferred stock of zero and 14,808,862, respectively, that is deemed potentially dilutive. Additionally, for the nine months ended June 30, 2026, there were no convertible notes outstanding. For the nine months ended June 30, 2025, the Company had convertible notes that were convertible into an indeterminate number of shares.

Recent Accounting Pronouncements

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (FASB), in the form of an Accounting Standards Updates (ASU), to the FASB’s ASC. The Company will adopt these changes according to the various timetables the FASB specifies. There were no recently adopted accounting standards that had a material impact on the Company’s consolidated financial position, results of operations, changes in stockholders’ equity and cash flows.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disaggregation of certain expenses in the notes of the financial statements to provide enhanced transparency into the expense captions presented on the face of the statements of operations. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, and may be applied either prospectively or retrospectively. Early adoption is permitted. The adoption will require certain additional disclosure in the notes to the Company’s consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient for entities to estimate expected credit losses on current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606. ASU 2025-05 is effective for the Company for annual periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes all references to prescriptive and sequential software development stages and establishes new criteria for the capitalization of internal-use software costs. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements and disclosures.

3. Revenue

Revenue is generated from the Company’s operations in the United States and Europe. The following table presents our revenues disaggregated by service type. This level of disaggregation takes into consideration how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Enterprise Platform Access	$121,439	$130,321	$255,564	$261,946
Total revenue	$121,439	$130,321	$255,564	$261,946

Revenue by geographic area, based on the location of the Company’s customers, is as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$70,000	$68,482	$204,125	$200,107
United Kingdom	51,439	-	51,439	-
Switzerland	-	61,839	-	61,839
Total revenue	$121,439	$130,321	$255,564	$261,946

Enterprise Platform Access

The Company generates revenue by providing customers access to its integrated drone platform and related operational infrastructure, including aircraft availability, cloud-based software access, tooling and spare parts, maintenance, support, training, and reporting services, which enable customers to perform delivery operations using the Company’s technology.

4. Fair Value Measurements

Assets and liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2026, the Company had no financial assets or liabilities measured at fair value on a recurring basis. The following table presents the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2025:

			Fair Value Measurements
			as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Financing warrants	$-	$-	$614,680	$614,680
Total liabilities at fair value	$-	$-	$614,680	$614,680

Valuation Techniques and Significant Unobservable Inputs (Level 3)

For the warrants described below the fair value of is determined using the Black-Scholes option-pricing model. For the Financing Warrants, which can be exercised after a qualified offering, management estimated the expected exercise date based on the anticipated transaction timeline. Key inputs for the Financing Warrants include the estimated fair value of common stock, exercise price, time to exercise, volatility based on guideline public companies, risk-free rate, and expected dividend yield.

Financing Warrants

The Company’s financing warrants were classified as derivative liabilities under ASC 815-40 because the settlement share counts were variable, causing the instruments to fail the fixed-for-fixed criteria required for equity classification. In April 2026, the number of shares issuable upon exercise of the financing warrants became fixed. As a result, the financing warrants met the criteria for equity classification under ASC 815-40 and were reclassified from derivative liabilities to additional paid-in capital. Immediately prior to reclassification, the financing warrants were remeasured at fair value, with the change in fair value recognized in earnings. Fair value is determined at each measurement date using the probability weighted scenario model, which is considered to be a Level 3 fair value measurement. Key assumptions described below are the range of assumptions used during the nine months ended June 30, 2026 and the assumptions as of September 30,2025 include:

	As of
Assumptions	June 30, 2026	September 30, 2025
Risk free interest rate	3.72% - 3.98%	3.60%
Expected term (years)	0.4 - 0.5	2.0
Expected volatility	47% - 60%	70%
Exercise price of warrant	$0.01	$0.01
Common stock fair value per share	$3.86	$1.84

Expected volatility is estimated using annualized historical volatility of a selected peer group of comparable publicly traded companies.

Level 3 Roll-Forward

The following table presents the changes in Level 3 financial liabilities measured at fair value using significant unobservable inputs on a recurring basis for the nine months ended June 30, 2026 and year ended September 30, 2025:

Warrant Liabilities
Balance as of September 30, 2025	$614,680
Changes in fair value recognized in earnings	725,348
Reclassification of financing warrants to equity	(1,340,028)
Balance as of June 30, 2026	$-

Changes in fair value related to the warrant liabilities are reported as separate line items on the statements of operations. Gains and losses attributable to instruments still held at period end are included within this line item for each period presented.

5. Property, Plant and Equipment, net

Property and equipment, net consists of the following:

	As of
	June 30,	September 30,
	2026	2025
Computer equipment	$138,616	$123,812
Furniture and fixtures	88,335	88,335
Software	150,757	150,757
Construction in process	762,737	374,792
Equipment and machinery	261,949	261,949
Drone and landing pads	801,194	729,409
Leasehold improvements	77,514	77,514
Battery	27,942	-
Property, plant, and equipment, gross	2,309,044	1,806,568
Accumulated depreciation	(1,343,631)	(1,186,071)
Property, plant, and equipment, net	$965,413	$620,497

Depreciation expense was $31,058 and $157,561 for the three and nine months ended June 30, 2026, respectively, and $56,151 and $107,577 for the three and nine months ended June 30, 2025, respectively.

Construction in process consists of parts inventory for drone manufacturing and is not subject to amortization until the finished good drone is placed into service.

6. Convertible Notes and Non-Convertible Promissory Notes

The Company accounts for convertible promissory notes in accordance with ASC 470, Debt. Upon issuance of convertible notes with detachable warrants or other freestanding instruments, the Company allocates the total proceeds among the individual instruments based on their relative fair values at the date of issuance if all instruments are classified as equity or using the residual method if any instrument is classified as a liability.

Unamortized debt discount is presented as a direct reduction of the related notes payable on the consolidated balance sheet and is amortized to interest expense over the term of the note using the effective interest method.

2023 Convertible Notes

On July 31, 2023, the Company entered into a Note and Warrant Purchase Agreement (the “July 2023 NPA”) with multiple accredited investors. The July 2023 NPA authorized the issuance of convertible promissory notes (the “2023 Notes”) in an aggregate principal amount not to exceed $8,000,000, together with freestanding warrants to purchase shares of the Company’s common stock (the “Change of Control” and the “Conversion Warrants”). The Company issued $8,000,000 in total principal. The 2023 Notes are unsecured obligations of the Company.

The 2023 Notes bore interest at 8% per annum, and were originally scheduled to mature on July 31, 2025. The 2023 Notes were convertible into shares of the Company’s preferred stock upon certain triggering events, including a qualified financing, a change of control, an initial public offering, or at maturity at the election of the holders.

The Company concluded that the embedded conversion feature in the 2023 Notes required bifurcation as a derivative liability under ASC 815-15. The bifurcated derivative was recorded at fair value at issuance, with the resulting debt discount amortized to interest expense using the effective interest method. Subsequent changes in fair value were recognized in the statements of operations prior to extinguishment as described below.

Each 2023 Note was issued with a freestanding Change of Control and Conversion Warrant to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The Change of Control and Conversion Warrants were classified as derivative liabilities and measured at fair value through earnings. See Note 7 — Derivative Liabilities.

On July 18, 2025, the Company and the holders of more than 50% of the aggregate outstanding principal amount of the 2023 Notes executed an Omnibus Amendment to the July 2023 NPA. The 2023 NPA Amendment restructured the conversion mechanics of the 2023 Notes including reducing the threshold for automatic conversion from $20,000,000 to $1,000,000 in preferred stock proceeds.

On July 28, 2025, the Company and the Majority in Interest of Investors executed Omnibus Amendment No. 2 to Convertible Promissory Notes (the “July 28 Amendment”), effective as of that date. The July 28 Amendment’s sole substantive modification was to extend the maturity date of all 2023 Notes from July 31, 2025 to September 15, 2025.

The Company evaluated the July 18 Amendment and July 28 Amendment (collectively, the “July 2025 Amendments”) under ASC 470-60 and concluded that the amendments constitute a troubled debt restructuring. At the time of the amendments, the Company was experiencing recurring operating losses, negative operating cash flows, and was unable to repay the 2023 Notes in cash at maturity without the benefit of the amended conversion terms. The Company determined that the reduction in the conversion threshold from $20,000,000 to $1,000,000, together with the maturity extension to September 15, 2025, represented a concession that would not have been available from a market-rate lender given the Company’s financial condition. Because the aggregate undiscounted future cash flows under the restructured terms exceeded the carrying amount of the 2023 Notes at the amendment date, no gain on debt restructuring was recognized.

On September 2, 2025, upon consummation of the qualifying Series B-3 financing (Note 9), the outstanding principal of $8,000,000 and accrued interest of $1,191,035 on the 2023 Notes automatically converted into 3,419,398 shares of Series B-4 Preferred Stock. The Company did not accrue interest from the period June 20, 2025 to the date of the qualifying preferred stock financing as per the Series B-3 financing agreement. Upon conversion, the associated fair value of the embedded derivative liability of $21,302,850 was converted to the carrying value of the preferred stock. No balance remains as of September 30, 2025.

2024 Convertible Notes

On June 14, 2024, the Company entered into a Note Purchase Agreement (the “June 2024 NPA”) with multiple accredited investors, authorizing the issuance of convertible promissory notes (the “2024 Notes”) in an aggregate principal amount not to exceed $10,000,000. The Company issued $1,581,192 in aggregate principal under the June 2024 NPA through the period ended September 30, 2024 and an additional $400,000 in October 2024. The 2024 Notes bore interest at 8% per annum, and were originally scheduled to mature on June 14, 2027. The 2024 Notes were convertible into shares of the Company’s preferred stock upon certain triggering events, including a qualified financing, a change of control, an initial public offering, or at maturity at the election of the holders.

The Company concluded that the embedded conversion feature in the 2024 Notes requires bifurcation as a derivative liability under ASC 815-15. The bifurcated derivative was recorded at fair value at issuance, with the resulting debt discount amortized to interest expense using the effective interest method. Subsequent changes in fair value are recognized in the statements of operations.

On July 18, 2025, the Company and the holders of more than 50% of the aggregate outstanding principal amount of the 2024 Notes executed an Omnibus Amendment to Note Purchase Agreement and Convertible Promissory Notes and Warrant Agreement (the “2024 NPA Amendment”). The 2024 NPA Amendment restructured the conversion mechanics of the 2024 Notes on substantially the same terms as the 2023 NPA amendment, including reducing the threshold for automatic conversion from $20,000,000 to $1,000,000 in preferred stock proceeds. In connection with the 2024 NPA Amendment, the Company issued freestanding warrants to purchase shares of the Company’s Voting Common Stock to each investor (the “Conversion Warrants”). The Conversion warrants have the same mechanics as the previous ones issued in connection with the July 2023 NPA. These warrants have an exercise price of $0.01 per share, a variable share count based on the lowest price per share in the triggering financing, and expire on July 18, 2035. They are classified as derivative liabilities and measured at fair value through earnings. See Note 7 — Derivative Liabilities.

The 2024 NPA Amendment was accounted for as an extinguishment under ASC 470-50 as the present value of modified debt’s cash flows exceeded the present value of the original debt’s remaining cash flows by more than 10% at the time of the amendment.

On September 2, 2025, upon consummation of a qualifying preferred stock financing, the outstanding principal of $1,981,192 and accrued interest of $138,193 on the 2024 Notes automatically converted into 551,935 shares of Series B-5 Preferred Stock. The Company did not accrue interest from the period June 20, 2025 to the date of the qualifying preferred stock financing as per the September 2, 2025 agreement. Upon conversion, the associated fair value of the embedded derivative liability of $3,438,555 was converted to the carrying value of the preferred stock.

Non-Convertible Promissory Notes

On January 3, 2025, the Company entered into the Note and Warrant Purchase Agreement (“January 2025 NPA”) pursuant to which it agreed to issue secured promissory notes (the “2025 Notes”) and accompanying warrants (see Note 7) to purchase shares of Common Stock to a series of accredited investors. The Company issued $2,000,000 in aggregate principal under the January 2025 NPA and an additional $2,176,510 through August 2025. The 2025 Notes bore interest at 20% per annum, and were originally scheduled to mature on December 31, 2025.

On August 8, 2025, the Company and the holders of more than 50% of the aggregate outstanding principal amount of the 2025 Notes executed an Omnibus Amendment to the January 2025 NPA. The Amendment increased the interest rate to 25% for all the promissory note holders. Also, it added an investor cancellation right in which if an Equity Financing occurs on or prior to the maturity date, each investor has the right, at the investor’s option, to cancel the outstanding principal and all accrued interest in exchange for shares of preferred stock at the per-share price paid by other new money purchasers in the equity financing.

The Company evaluated the August 8, 2025 amendment and concluded a substantive conversion option was added, which was the Investor Cancellation Right. This right allows investors to convert their debt into equity upon an equity financing. This feature benefits the investors by providing optionality. It does not reduce the debtor’s interest burden, extend time to payment, or otherwise improve the debtor’s financial position. The feature was entirely absent at issuance. Its addition fundamentally changes the character of the instrument from pure debt to debt with an equity conversion pathway. Given at the time of the amendment, the Company was closing it’s B-3 preferred round, it was determined the cancellation right is a substantive conversion option and under ASC 470-50-40-10, the modification is treated as an extinguishment.

The carrying value of the 2025 Notes was $4,176,510 as of September 30, 2025. The notes were originally due on December 31, 2025 and later extended to April 30, 2026. In March 2026, the Company and the noteholders agreed to further extend the maturity date of the promissory notes to the earlier of (i) the Closing of the Merger and (ii) the maturity date of the Bridge Notes. Upon the closing of the Merger and Private Placement, the Company repaid in full the principal balance and all accrued interest due under the January 2025 NPA.

Interest expense recognized on the convertible notes and promissory notes, including amortization of debt discount, was $669,402 and $847,421 for the nine months ended June 30, 2026 and 2025, respectively. Interest expense recognized on the convertible notes and promissory notes, including amortization of debt discount, was $148,752 and $339,821 on the convertible notes and promissory notes for the three months ended June 30, 2026 and 2025, respectively.

2026 Convertible Promissory Notes

On March 3, 2026, the Company issued senior secured convertible promissory notes (the “Bridge Notes”) in an aggregate principal amount of $6,000,000 to accredited investors. The Bridge Notes bear interest at 10% per annum (accruing, payable at maturity), mature on September 3, 2026, and are secured by a first-priority lien on all of the Company’s assets. The notes contain a mandatory conversion feature triggered upon the closing of a specified transaction and a forgiveness of accrued interest upon conversion. The Bridge Notes also entitle holders to contingently issuable warrants upon certain closing conditions.

Upon the closing of a specified transaction (as defined in the Bridge Note agreements), the outstanding principal amount of the Bridge Notes will automatically convert into equity securities of the Company (or a successor entity) at a conversion price equal to 80% of the offering price applicable to such transaction (the “Conversion Price”). Accrued and unpaid interest is forgiven upon conversion and will not be settled in cash or equity. If the specified transaction does not close, the Bridge Notes remain outstanding and are repayable in cash at maturity.

The conversion feature is classified as derivative liability and measured at fair value through earnings. See Note 7 — Derivative Liabilities.

Upon the closing of the specified transaction described above, each Bridge Note holder will receive warrants (the “Bridge Warrants”) to purchase a number of shares of common stock equal to 100% of the shares initially issuable upon conversion of such holder’s Bridge Notes, at an exercise price equal to the offering price of the specified transaction, with a five-year term. The Bridge Warrants include price-based weighted average anti-dilution protection, subject to customary exceptions, and customary adjustment provisions. The obligation to issue Bridge Warrants is contingent on closing of the specified transaction and does not give rise to a separately recognized liability.

Upon the closing of the Merger, all accrued interest under the Bridge Notes was forgiven, and the Bridge Notes were converted into an aggregate of 2,499,998 shares of common stock at a conversion rate of $2.40 per share.

In addition, the Company issued the holders of the Bridge Notes, warrants to purchase an aggregate of 2,499,998 shares of common stock, with an exercise price per share of $3.00. Immediately prior to conversion, the associated bifurcated derivative liability was remeasured to fair value, with the resulting change in fair value recognized in earnings. The remaining unamortized debt discount and debt issuance costs were recognized as interest expense. The Company valued the warrants on a relative fair value to the debt which was $2,524,851 charged to interest expense and the carrying amounts of the Bridge Notes and related derivative liability were reclassified to equity. As a result, no Bridge Notes remained outstanding following the Merger.

Interest expense recognized on the Bridge Notes, including amortization of debt discount and accretion of warrant expense, was $4,672,700 and $5,126,345 for the three and nine months ended June 30, 2026, respectively.

7. Derivative Liabilities

Freestanding Warrants

The Company has issued convertible promissory notes and freestanding warrants in connection with several financing transactions. Certain of these instruments are required to be classified and measured as derivative liabilities under ASC 815, Derivatives and Hedging. All derivatives are classified as current or non-current liabilities based on the anticipated settlement date and are remeasured at fair value at each balance sheet date, with changes in fair value recognized in the statement of operations.

The Company has issued four series of freestanding warrants in connection with its note financing arrangements, each classified as a derivative liability and measured at fair value at each reporting date, with changes recognized in the statement of operations.

In connection with the July 2023 NPA, the Company issued Change of Control warrants (“CoC Warrants”) to noteholders. The number of shares issuable under each CoC Warrant was variable, determined by a formula based on the implied equity value of the Company upon a Change of Control, causing the warrants to fail the fixed-for-fixed test under ASC 815-40-15. The initial fair value of the CoC Warrants recorded as a discount to the note was $71,822. The CoC Warrants expired on January 31, 2025 without being exercised, and the related derivative liabilities were derecognized with a corresponding gain recognized in the period ended September 30, 2025.

Concurrently with the July 2023 NPA notes, the Company issued Conversion Financing warrants (the “CW-Series Warrants”) to each noteholder. Each CW-Series Warrant entitled the holder to receive shares of common stock upon a Qualified Financing, with the number of shares determined by dividing a fixed dollar amount by the Qualified Financing share price — a variable quantity contingent on a future financing event. The variable share count caused these warrants to fail the fixed-for-fixed test under ASC 815-40-15, requiring derivative liability classification from inception. The initial fair value of the CW-Series Warrants recorded as a discount to the note was $641,592. On September 2, 2025, upon conversion of the July 2023 NPA notes into Preferred Stock, the CW-Series Warrants were net exercised into common stock shares and the related warrant liabilities were derecognized with reclassification to additional paid-in capital.

On July 18, 2025, in connection with the July 2025 Omnibus Amendment to the July 2024 NPA, the Company issued additional warrants (the “Conversion Warrants”) to noteholders as consideration for the amendment. Each warrant entitles the holder to receive shares of common stock equal to 50% of the holder’s outstanding principle divided by the price per share in a future Qualified Financing, at an exercise price of $0.01 per share. The variable share count requires derivative liability classification under ASC 815-40-15, consistent with the CW-Series Warrants. The initial fair value of the Conversion Warrants recorded as a discount to the note was $152,121. These warrants were net exercised on September 2, 2025 concurrently with the note conversion, and the related warrant liabilities were derecognized with reclassification to additional paid-in capital.

In connection with the January 3, 2025 Note and Warrant Purchase Agreement (the “January 2025 NPA”), the Company issued freestanding warrants (the “Financing Warrants”) to noteholders across multiple closings from January through August 2025, with aggregate notes of approximately $4,176,510 issued. Each Financing Warrant entitles the holder to receive shares of common stock with a value equal to a specified multiple of the holder’s note principal, determined based on the price per share in a future Qualified Financing, at an exercise price of $0.01 per share. The variable share count causes these warrants to fail the fixed-for-fixed test under ASC 815-40-15, requiring derivative liability classification. The initial fair value of the Financing Warrants recorded as a discount to the note was $354,800. All of the discount was accreted or eliminated during the year ended September 30, 2025, due to the modification of the notes that was treated as an extinguishment, as described in Note 6. On April 30, 2026, the Company and the holders of the Financing Warrants entered into an omnibus amendment that amended the provisions governing the number of shares subject to the Financing Warrants and their exercise period. As a result of the amendment, the number of shares issuable upon exercise of the Financing Warrants became fixed. Accordingly, the Financing Warrants met the criteria for equity classification under ASC 815-40. The Company remeasured the Financing Warrants to fair value immediately prior to the amendment, with the resulting change in fair value recognized in earnings, and subsequently reclassified the carrying amount of the Financing Warrant liability to additional paid-in capital. As of June 30, 2026, the Financing Warrants were net exercised and reclassified to additional paid-in capital.

The fair value measurements of the Company’s freestanding warrants, including the valuation methodology, significant unobservable inputs, and Level 3 roll-forward, are disclosed in Note 4— Fair Value Measurements.

Embedded Derivative Liabilities

The Company’s convertible promissory notes issued under the July 2023 NPA and June 2024 NPA contained embedded conversion features that required bifurcation as derivative liabilities under ASC 815-15. Each conversion feature functioned as a share-settled redemption feature — the holder received a variable number of shares with an aggregate value in excess of principal, which meets the definition of a derivative. Each bifurcated derivative was recognized at fair value at issuance, with the residual proceeds allocated to the debt host at amortized cost, and remeasured at fair value at each reporting date with changes recognized in the statement of operations.

The July 2023 NPA notes bore interest at 8% per annum and provided for conversion into Preferred Stock upon a Qualified Financing, Non-Qualified Financing, Change of Control, or IPO. The conversion price was the lesser of (i) 80% of the lowest price per share in the applicable financing (a 20% discount) or (ii) $100,000,000 divided by the Fully Diluted Capitalization immediately prior to such financing. The variable conversion price and resulting variable share count require bifurcation of the conversion feature as a derivative liability under ASC 815-15.

The June 2024 NPA notes bear interest at 8% per annum, mature June 14, 2027, and provide for conversion into Shadow Preferred Stock upon a Qualified Financing, Non-Qualified Financing, Change of Control, or IPO. The conversion price is the lesser of (i) 85% of the lowest price per share in the applicable financing (a 15% discount) or (ii) $125,000,000 divided by the Fully Diluted Capitalization immediately prior to such financing. Consistent with the July 2023 NPA analysis, the variable conversion price required bifurcation of the conversion feature as a derivative liability under ASC 815-15.

On July 28, 2025, the Qualified Financing threshold was reduced from $20.0 million to $1.0 million as part of the July 2025 Omnibus Amendment, which affected the fair value of the embedded derivative but did not change the bifurcation conclusion. On September 2, 2025, the notes converted into Shadow Preferred Stock in connection with a Qualified Financing, and the embedded derivative liability was derecognized with reclassification to additional paid-in capital.

In connection with the Bridge Notes issued on March 3, 2026, a conversion feature exists that will automatically convert into equity securities of the Company (or a successor entity) at a conversion price equal to 80% of the offering price applicable to such transaction. Accrued and unpaid interest is forgiven upon conversion and will not be settled in cash or equity. The mandatory conversion feature and the associated 20% discount to the transaction offering price represent an embedded derivative that is not clearly and closely related to the debt host instrument and requires bifurcation under ASC 815-15. As discussed in Note 6, upon closing of the Merger, the Bridge Notes were converted into an aggregate of 2,499,998 shares of common stock at a conversion rate of $2.40 per share and the associated embedded derivative liability was revalued as of the Merger date that resulted in a gain of $544,109, after which the derivative liability was derecognized with reclassification to additional paid-in-capital.

8. Stock-based Compensation

2026 Equity Incentive Plan

The 2026 Equity Incentive Plan (the “2026 Plan”) permits the grant of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards and stock bonus awards. Subject to adjustments as set forth in the 2026 Plan, the maximum aggregate number of shares of common stock that may be issued under the 2026 Plan will not exceed 3,825,000 shares.

2011 Equity Incentive Plan

The Company assumed 11,166,364 options issued pursuant to Legacy Matternet’s 2011 Equity Incentive Plan (the “2011 Plan”). The exercise price per share of each assumed option is equal to the exercise price of the option immediately prior to the Merger as effected for the Exchange Ratio. Each Assumed Option is subject to the terms and conditions of the 2011 Plan until such outstanding options are exercised or until they terminate or expire by their terms.

Stock-based compensation expense is classified based on the cost center to which the award holder belongs. The Company recorded stock-based compensation expense in the consolidated statements of operations as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$26,980	$20,486	$122,684	$138,415
General and administrative	201,965	$109,810	555,633	$353,640
Total stock-based compensation expense	$228,945	$130,296	$678,317	$492,055

Stock-based compensation expense for stock options of $228,945 and $678,317 for the three and nine months ended June 30, 2026, respectively, and $130,296 and $492,055 for the three and nine months ended June 30, 2025, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to approximately $1,782,372 as of June 30, 2026, which will be recognized over a weighted average period of 2.41 years.

A summary of information related to stock options for the nine months ended June 30, 2026 is as follows:

	Options	Weighted Average Exercise Price	Intrinsic Value
Outstanding as of September 30, 2025	9,391,433	$0.66
Granted	2,397,334	$1.17
Exercised	(4,212)	$0.52	$8,000
Forfeited/expired	(620,271)	$0.83
Outstanding as of June 30, 2026	11,164,284	$0.76	$24,964,893

Exercisable as of June 30, 2026	7,945,424	$0.69	$18,377,036
Exercisable and expected to vest at June 30, 2026	11,164,284	$0.76	$24,964,893

As of June 30, 2026, the weighted average duration to expiration of outstanding options was 6.67 years.

The stock options granted during the nine months ended June 30, 2026 were valued using the Black-Scholes pricing model using the range of inputs as follows:

Assumptions	6/30/2026
Risk free interest rate	3.71% – 4.12%
Expected volatility	60.7% - 65.3%
Expected term (years)	5.0 - 6.1
Dividend yield	$-

The weighted average grant date fair value of options granted during the nine months ended June 30, 2026 was $0.71.

9. Redeemable Convertible Preferred Stock

All series of the Company’s redeemable convertible preferred stock are classified as mezzanine (temporary) equity for the fiscal year ended September 30, 2025, pursuant to ASC 480-10-S99, as redemption is contingent upon deemed liquidation events that are outside the Company’s control. No accretion has been recorded as redemption is not probable.

On September 2, 2025, the Company entered into a Series B-3 Preferred Stock and Warrant Purchase Agreement (the “Series B-3 financing”) which involved the issuance of three classes of preferred stock (Series B-3, Series B-4, and Series B-5), Non-Voting Common Stock warrants (see Note 10), and the conversion of previously outstanding convertible promissory notes (See Note 6). The financing involved 3 components: 1) issuance of B-3 preferred stock which resulted in proceeds of $1,339,478; 2) issuance of Series B-4 preferred stock through the conversion of the 2023 convertible notes of $9,191,035; 3) issuance of Series B-5 preferred stock through the conversion of the 2024 convertible notes of $2,119,385. As part of the Series B-3 financing, an entity affiliated with a member of the Company’s Board of Directors invested $744,999 in the offering.

In connection with the financing, the Company amended its certificate of incorporation to include a pay-to-play provision. Holders of existing preferred stock who did not participate in the financing were automatically converted into non-voting common stock at a 15:1 ratio (prior to the Exchange Ratio). The Company determined this provision was substantive for non-participating holders and accounted for the conversion as an extinguishment. For participating holders, the modification was not substantive. For participating holders whose preferred stock was not converted, the Company determined that the modification did not result in a substantive change because the pay-to-play condition was satisfied and is now moot for these holders. On November 1, 2025, certain holders of the Series Seed through Series B-2 converted their convertible preferred shares to non-voting common stock at a 15:1 ratio (prior to the Exchange Ratio).

Subsequent to September 2, 2025, in connection with the Series B-3 financing, the Company issued an additional 701,349 shares of Series B-3 preferred stock which resulted in proceeds of $3,899,698, net of debt issuance costs. Of the aggregate $3,899,698 investment, approximately $2,140,992 related to investments made by parties determined to be related parties.

As of September 30, 2025, redeemable preferred stock was made up of the following:

Series	Original Issue Price	Liquidation Preference/ Share	Shares Authorized	Shares Issued and Outstanding	Carrying Value	Common Stock Issuance Upon Conversion	Liquidation Preference
Series Seed	2.62	2.62	2,500,435	2,500,435	$6,481,810	5,201,155	$6,572,873
Series A	3.40	3.40	4,883,780	4,883,780	16,411,362	10,158,751	16,620,724
Series A-2	5.33	5.33	1,918,688	1,918,688	10,226,607	3,991,063	10,226,607
Series B-1	8.23	8.23	5,494,038	5,494,038	45,088,848	11,428,148	45,215,933
Series B-2	9.40	9.40	11,921	11,921	112,057	24,797	112,057
Series B-3	6.23	6.23	3,206,844	214,757	1,339,364	446,716	1,339,364
Series B-4	2.68	2.68	3,419,398	3,419,398	30,493,849	7,112,690	9,191,000
Series B-5	3.83	3.83	551,935	551,935	5,557,908	1,148,080	2,119,353
Total			21,987,039	18,994,952	$115,711,805	39,511,400	$91,397,911

Upon a liquidation, dissolution, or deemed liquidation event, each holder receives the greater of (i) the Original Issue Price plus declared but unpaid dividends, or (ii) the as-converted value, with all series ranking pari passu. Dividends are non-cumulative and none have been declared or paid in any period presented. Each share auto-converts into fully-paid, non-assessable shares of Voting Common Stock at the applicable conversion rate being either; (1) Immediately before a qualified IPO in which the Company raises at least $40 million in gross proceeds and its shares are listed on Nasdaq, the NYSE, or another approved exchange; or (2) Upon written request by holders of a majority of the outstanding Preferred Stock (on an as-converted basis), effective at the time specified in the request.

On May 22, 2026, in connection with the Merger, all series of redeemable convertible preferred stock converted into shares of voting common stock at the conversion ratio of 2.0801.

As all redeemable convertible preferred stock converted into shares of voting common stock there was no redeemable preferred stock outstanding as of June 30, 2026.

10. Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, $0.0001 par value per share. As of June 30, 2026, 48,325,123 shares were issued and outstanding. Each share of common stock entitles the holder to one vote per share. Holders of common stock are entitled to receive dividends if and when declared by the Board of Directors. No dividends were declared or paid during the nine months ended June 30, 2026 and fiscal year ended September 30, 2025.

In connection with the Merger, each outstanding share of Legacy Matternet Common Stock was canceled and converted into the right to receive 2.0801 shares of common stock.

In connection with the Merger, an aggregate of 7,300,000 shares (out of the 10,000,000 shares then issued and outstanding) of LAVC common stock owned by stockholders prior to the Merger were forfeited and cancelled and 2,700,000 shares of common stock were then held by such stockholders immediately after the Merger.

In connection with the Merger, the Company converted the Bridge Notes (see Note 6) into an aggregate of 2,499,998 shares of common stock at a conversion date of $2.40 per share.

In connection with the Merger, the Company issued 104,166 shares of common stock in consideration for services rendered pursuant to advisory agreements at a conversion price of $3.00.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value per share. As of June 30, 2026, there were no shares were issued and outstanding. The board of directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, vesting, powers (including voting powers), preferences, and relative, participating, optional or other rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the Company’s stockholders.

Common Warrants

In connection with the September 2, 2025 Series B-3 financing, the Company issued CWNV warrants equal to 33% of Series B-3 shares purchased by each pro rate purchaser at an exercise price of $0.01 per share. The warrants expire at the earlier of (a) June 20, 2035; (b) change of control; (c) IPO. There were up to 1,000,000 warrant shares authorized. The warrants were determined to be equity-classified instruments in accordance with ASC 815-40, as they are indexed to the Company’s own stock and meet all equity classification conditions. The warrants were converted to Common Warrants as part of the Merger at a conversion ratio of 2.0801. There were 369,139 Common Warrants outstanding as of June 30, 2026.

CWNV Warrants
Balance at September 30, 2025	61,065
Granted	326,628
Exercised	(18,554)
Balance at June 30, 2026	369,139

Bridge Warrants

In connection with the Merger and conversion of the Bridge Notes to common stock, the Company issued warrants to purchase a number of shares of Common Stock equal to the number of shares of Common Stock into which the Bridge Notes are converted (2,499,998 shares), with an exercise price per share of $3.00, with a term of five years (the “Bridge Warrants”). The Company allocated a portion of the $6,000,000 principal amount of the Bridge Notes to the warrants using a relative fair value methodology based on the respective fair values of the Bridge Notes and the warrants. The fair value of the warrants was $4,359,269, resulting in $2,524,851 of the Bridge Notes being allocated to the warrants and recognized in additional paid-in capital. All Bridge Warrants were outstanding as of June 30, 2026.

Redeemable Convertible Preferred Stock

For the period ended September 30, 2025, the Company’s Series Seed, Series A, Series B-1, Series B-2, Series B-3, Series B-4, and Series B-5 redeemable convertible preferred stock are classified outside of permanent stockholders’ equity (deficit) on the consolidated balance sheets in accordance with ASC 480-10-S99 and SEC Staff guidance (ASR 268), as the shares are redeemable upon the occurrence of certain deemed liquidation events outside the Company’s control. See Note 9 on Redeemable Convertible Preferred Stock.

Upon the closing of the Merger, each share of redeemable convertible preferred stock convertible preferred stock (Series Seed through Series B-5) was exchanged for the right to receive 2.0801 shares of common stock. There were 8,688,830 shares of redeemable convertible stock that converted to 18,073,773 shares of common stock.

Private Placement

Immediately following the Merger on May 22, 2026 (see Note 1), in two separate closings, the Company issued and sold 9,552,427 shares of common stock, par value $0.0001 per share, in a private placement pursuant to a subscription agreement by and between the Company and certain accredited and institutional investors at a purchase price of $3.00 per share, for aggregate gross proceeds of approximately $28,657,324 before deducting placement agent fees and offering costs.

Placement Agent Warrants

In connection with the Private Placement, the Company paid the placement agents an aggregate cash fee of $2,167,796 and issued the Placement Agents warrants to purchase an aggregate of 677,260 shares of common stock. The Placement Agent Warrants expire on the earlier of (i) five years after the date of issuance and (ii) three years after our shares of common stock are listed on a national securities exchange, and have an exercise price of $3.00 per share. The fair value of the warrants was determined using the Black-Scholes option-pricing model. The significant assumptions used in the valuation were developed on a basis consistent with the assumptions used in the option valuations described in Note 8 - Stock-based Compensation. The warrants were considered offering costs to an equity raise and accordingly, the value was both an increase and decrease to additional paid-in capital for no net effect.

11. Commitments and contingencies

Lease – Right of Use Asset and Liability

The Company leases its facilities, which include office and R&D space, under non-cancelable lease agreements with terms expiring in November 2026. Certain of these arrangements have free rent and escalating rent payment provisions. Under such arrangements, the Company recognizes an ROU asset and lease liability on the consolidated balance sheets. Lease costs are recognized on a straight-line basis over the non-cancelable lease term.

The following summarizes the cash flow and noncash information related to the operating leases:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating cash flows paid for operating leases	$152,826	$116,198	$455,451	$310,606
Right-of-use assets obtained in exchange for operating lease obligations	-	$859,310	-	$859,310
Total rent (lease) expense	$152,826	$111,595	$458,477	$293,553

Weighted average lease terms and discount rates were as follows:

	As of
	June 30,	September 30,
	2026	2025
Weighted-average remaining lease term (in years)	0.42	1.17
Weighted-average discount rate	9.25%	9.25%

Maturity of lease liabilities as of June 30, 2026
Remainder Fiscal 2026 (July–September 2026)	$155,853
Fiscal 2027 (October –November 2026)	103,901
Total undiscounted lease payments	259,754
Less: imputed interest	(3,944)
Present value of lease liabilities	$255,810

Other Commitments

From time to time, the Company is a party to litigation and subject to claims incidental to its business. Although the results of litigation and claims cannot be predicted with certainty, the Company currently believes that the final outcome of ongoing matters will not have a material adverse effect on its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of judgment, defense and settlement costs, diversion of management resources, and other factors. At each reporting period, the Company evaluates whether a potential loss amount or a potential range of loss is probable and reasonably estimable, requiring recognition of a loss accrual, or whether the potential loss is reasonably possible, requiring disclosure. Legal fees are expensed as incurred.

12. Segment information

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses, including revenues and expenses that relate to transactions with any of the Company’s other components. For reviewing the operational performance of the Company and for the purpose of allocating resources, the Chief Operating Decision Maker (“CODM”) of the Company, identified as the Chief Executive Officer, reviews the consolidated results as a whole. The CODM considers the Company a single operating and reportable segment, when monitoring operations, making decisions on capital and investment allocations and evaluating performance.

The accounting policies of the Segment are the same as those described in the summary of significant accounting policies. Financial information for the Segment is consistent with the financial information presented in these consolidated financial statements. Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are research and development and general and administrative. Other segment items are represented by change in fair value of derivative and warrant liabilities and interest expense.

The Statements of Operations for the three and nine months ended June 30, 2026 and 2025, reflect the significant segment expenses and other segment items, as well as the balance sheets as of June 30, 2026 and September 30, 2025, for the one reportable segment.

Disaggregation of Long-lived Assets

Long-lived assets consist of property and equipment and ROU assets. Long-lived assets by geographical region are as follows:

	As of
	June 30,	September 30,
	2026	2025
United States	$1,116,510	$1,170,916
Switzerland	3,646	128,007
United Kingdom	96,023	-
Total long-lived assets	$1,216,179	$1,298,923

13. Related Party

In connection with the January 2025 NPA, the Company issued secured promissory notes and warrants to Emmanuel Raptopoulos in an arms-length transaction during the year ended September 30, 2025. The principal amount of the notes was $726,510 in aggregate with an initial interest rate of 20% and maturity date of December 31, 2025. The note issued to Emmanuel Raptopoulos has similar terms as the other note holders of the January 2025 NPA. In addition, the warrants issued were the financing warrants as described in Note 7 with similar terms as other warrant holders. As of September 30, 2025, the notes were outstanding in full. Upon the closing of the Merger and Private Placement, the Company repaid in full the principal balance and all accrued interest due under the January 2025 NPA.

In connection with the July 2023 NPA, the Company issued convertible notes and warrants to Olympic Investments, Inc. and 5G Ventures S.A., 5% holders, for $1,500,000, which bore interest at 8% per annum and was originally scheduled to mature on July 31, 2025 (See Note 6). The note and warrants had similar terms as the other note holders of the July 2023 NPA. The note and warrant converted to redeemable convertible preferred stock on September 2, 2025.

Refer to Note 9 for additional information regarding the related party equity investment associated with the Series B-3 financing.

14. Subsequent events

The Company has evaluated subsequent events through August 19, 2026, the date the financial statements were available to be issued.

In July 2026, the Company entered into an amendment to its existing office lease in Mountain View, California. The amendment extends the lease term for 38 months, from its previous expiration date of November 30, 2026 through January 31, 2030. Total undiscounted base rent obligations during the extended term are $2,660,353, with aggregate net base rent payments of approximately $2,554,370 after taking into account $105,983 in base rent abatement during the first two months of the extended term. Pursuant to the Amendment, the landlord will also provide an improvement allowance of up to $63,845 for tenant renovations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the unaudited interim condensed financial statements for the three and nine months ended June 30, 2026 and 2025 and the related notes thereto, included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements involving risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Quarterly Report. You should review the section titled “Risk Factors” in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements and could otherwise affect our intended plans of operations.

Overview

We are an autonomous aerial logistics technology company. We design, develop and manufacture commercial drone delivery systems for urban and suburban environments, comprising an integrated platform of unmanned aircraft, ground infrastructure and cloud-based software that together enable highly automated, battery-powered package delivery. Our systems are expected to be operated on a delivery as a service, or “DaaS,” basis by us directly or by third-party logistics operators certified and trained to operate our technology. Founded in 2011 and headquartered in Mountain View, California, we are a leading technology platform for drone delivery.

Recent Developments

The Merger

On May 22, 2026, Los Altos Ventures Corp. (“LAVC”), Matternet Acquisition Co., a Delaware corporation, and privately held Matternet, Inc. (“Legacy Matternet”), entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, pursuant to the terms of which Matternet Acquisition Co. merged with and into Legacy Matternet (the “Merger”), with Legacy Matternet continuing as the surviving corporation. As a result of the Merger, Legacy Matternet became our wholly owned subsidiary and continues its existing business operations. Additionally, we changed our name to Matternet, Inc. and continue to be a public reporting company. At the effective time of the Merger, we issued 33,464,495 shares of our common stock to existing holders of Legacy Matternet common stock. LAVC’s existing stockholders continued to hold an aggregate of 2,700,000 shares.

The Private Placement

Following the effective time of the Merger, we sold 9,552,427 shares of our common stock at a purchase price of $3.00 per share in a private placement to certain accredited and institutional investors, or the Private Placement. In connection with the Private Placement, we also issued to the placement agents warrants to purchase an aggregate of 677,260 shares of common stock at an exercise price of $3.00 per share. Net of offering expenses, we received approximately $26.2 million in net proceeds from the Private Placement. We used $4.2 million of the net proceeds to immediately retire outstanding indebtedness under certain promissory notes as discussed below under “Indebtedness - 2025 Promissory Notes.” We expect to use the balance of the net proceeds for operating expenses, capital expenditures, working capital, and other general corporate purposes. These uses are expected to include the commercial deployment of our drone platform, expansion of our active drone fleet and related launch, landing, and operational infrastructure, geographic expansion into additional domestic and international markets, and increased headcount to support engineering, flight operations, regulatory compliance, and commercial partnerships. The proceeds will also support investments in software, autonomy, and systems required to scale delivery volumes over time.

Accounting Considerations

For financial reporting purposes, the Merger was treated as a recapitalization and reverse acquisition. Legacy Matternet is considered the acquiror for accounting purposes, meaning that the historical financial results of Legacy Matternet prior to the Merger are considered our historical financial results under applicable accounting principles. Thus, a discussion of the past financial results of LAVC is not pertinent.

Components of Results of Operations

Revenue

We generate revenue through the following principal streams:

●	Enterprise platform access. We provide customers access to our integrated drone platform and related operational infrastructure, including aircraft availability, cloud-based software access, tooling and spare parts, maintenance, support, training, and reporting services, while the customer performs delivery operations using our technology.

●	DaaS. We install, operate, and manage drone delivery networks on behalf of customers, including remote piloting, ground operations, system maintenance, cloud platform access, reporting, training, and operational support services.

Operating Expenses

General and Administrative Expenses

General and administrative expenses primarily consist of personnel compensation costs, including stock-based compensation for executive management and administrative functions, including finance and accounting, legal, and human resources, as well as general corporate expenses and general insurance.

Research and Development Expenses

Research and development, or R&D, expenses primarily represent costs incurred to develop our technology. These costs consist of personnel compensation costs, including stock-based compensation, for employees in engineering, design and product development, and prototype materials (hardware and software) costs incurred during the product design process. Substantially all of our R&D expenses are related to developing new products and services, improving existing products and services, and developing product production processes. We expense all R&D costs in the periods in which they are incurred.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of compensation and related costs for personnel, including stock-based compensation, employee benefits, and associated travel costs. We expense sales and marketing expenses as incurred.

Other Income (Expense)

Other income (expense), net consists primarily of interest expense associated with our convertible notes and non-cash gains and losses resulting from changes in the fair value of our derivative liabilities and warrant liabilities.

Results of Operations

Certain amounts included herein have been rounded for ease of presentation. Accordingly, numbers presented may not sum precisely due to rounding.

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our consolidated financial data for the periods indicated (in thousands):

	Three Months Ended
	June 30,
	2026	2025	Change
Revenues	$121	$130	$(9)
Cost of revenues	341	213	128
Gross profit (loss)	(219)	(83)	(137)
Operating expenses:
Research and development	965	666	299
General and administrative	2,607	1,128	1,479
Sales and marketing	100	52	48
Total operating expenses	3,672	1,847	1,826
Loss from operations	(3,892)	(1,929)	(1,963)
Other income (expense):
Interest expense, non-cash	(4,696)	-	(4,696)
Interest expense	(125)	(340)	215
Change in fair value of derivative liabilities	544	-	544
Change in fair value of warrant liabilities	-	-	-
Other income (expense)	242	2	239
Total other expense	(4,035)	(337)	(3,698)
Net loss before income taxes	(7,927)	(2,267)	(5,660)
Income tax provision (benefit)	(3)	4	(7)
Net loss	$(7,924)	$(2,270)	$(5,654)

Revenues

Revenues did not change materially in the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Cost of Revenues

Cost of revenues increased $0.1 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to an increase of labor costs and depreciation expense as additional drones were placed into service.

Operating Expenses

R&D expenses increased by $0.3 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by additional headcount, which resulted in a $0.2 million increase in salaries and benefits. In addition, R&D expenses increased $0.1 million due to higher prototype drone costs.

General and administrative expenses increased by $1.5 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily driven by legal and accounting fees of $0.7 million. Salaries and related benefits increased $0.2 million due to an increase in headcount. Consulting expenses increased by $0.5 million related to the costs associated with the Merger.

Sales and marketing expenses increased by $48,000 in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was driven by higher marketing consulting expenses during the three months ended June 30, 2026.

Other Income (Expense)

Interest expense (non cash) increased by $4.7 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was due to the non-cash interest expense recognized in connection with the conversion of the Bridge Notes. The non-cash interest expense primarily consisted of the recognition of the remaining unamortized debt discount and debt issuance costs upon conversion and the allocation of a portion of the Bridge Notes to warrants issued in connection with the conversion.

Interest expense decreased by $0.2 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease is related to promissory notes issued in January 2025 and March 2026 and were no longer outstanding as of June 30, 2026.

Change in fair value of derivative liabilities increased by $0.5 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025 due to the remeasurement of the derivative liability associated with the Bridge Notes during the period.

Other income (expense) increased by $0.2 million in the three months ended June 30, 2026, compared to the three months ended June 30, 2025 primarily due to the receipt of $87,000 grant funding and an $84,000 insurance recovery.

Comparison of the Nine Months Ended June 30, 2026 and 2025

The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands):

	Nine Months Ended
	June 30,
	2026	2025	Change
Revenues	$256	$262	$(6)
Cost of revenues	534	338	197
Gross Profit (loss)	(279)	(76)	(203)
Operating expenses:
Research and development	3,136	2,297	838
General and administrative	6,860	3,440	3,420
Sales and marketing	367	161	206
Total operating expenses	10,363	5,899	4,464
Loss from operations	(10,642)	(5,975)	(4,667)
Other income (expense):
Interest expense, non-cash	(4,993)	(1,611)	(3,382)
Interest expense, net	(803)	(847)	45
Change in fair value of derivative liabilities	544	1,306	(762)
Change in fair value of warrant liabilities	(725)	(85)	(640)
Other income (expense)	1,528	352	1,176
Total other expense	(4,449)	(885)	(3,565)
Net loss before income taxes	(15,092)	(6,860)	(8,232)
Income tax provision (benefit)	-	12	(11)
Net loss	$(15,092)	$(6,871)	$(8,221)

Revenues

Revenues did not materially change in the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025.

Cost of Revenues

Cost of revenues increased by $0.2 million in the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025, primarily due to an increase of labor costs related to drone operations.

Operating Expenses

R&D expenses increased by $0.8 million in the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The increase was primarily driven by a non-recurring bonus of $0.5 million. An additional increase of $0.3 million was driven by an increase in headcount and the related salaries and benefits.

General and administrative expenses increased by $3.4 million in the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The associated costs of the Merger related to legal, accounting, and consulting fees increased $1.6 million. In addition, a non-recurring bonus of $0.7 million was paid out in the period. The remaining increase was primarily driven by an increase in headcount and the related salaries and benefits.

Sales and marketing expenses increased $0.2 million in the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The increase is primarily related to an increase of marketing consulting during the period.

Other Income (Expense)

Interest expense (non cash) increased by $3.4 million in the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The increase was due to the non-cash interest expense recognized in connection with the conversion of the Bridge Notes. The non-cash interest expense primarily consisted of the recognition of the remaining unamortized debt discount and debt issuance costs upon conversion and the allocation of a portion of the Bridge Notes to warrants issued in connection with the conversion.

Interest expense decreased by $0.1 million in the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The decrease is related to promissory notes issued in January 2025 and March 2026 that were no longer outstanding as of June 30, 2026.

Changes in fair value of derivative and warrant liabilities in the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025 are due to the fair value changes in the warrants and embedded derivatives during nine months ended June 30, 2026.

Other income increased by $1.2 million in the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025. The increase was primarily related to $1.1 million of proceeds received from our ERC claim.

Liquidity and Capital Resources

Immediately following the Effective Time of the Merger and in a subsequent closing held on June 9, 2026, we sold 9,552,427 shares of our common stock at a purchase price of $3.00 per share in a private placement to certain accredited and institutional investors. In connection with the Private Placement, we also issued to the Placement Agents the Placement Agent Warrants to purchase an aggregate of 677,260 shares of common stock at an exercise price of $3.00 per share. Net of offering expenses, we received approximately $26.2 million in net proceeds from the Private Placement. We used $4.2 million of the net proceeds to immediately retire outstanding indebtedness under certain promissory notes as discussed below under “Indebtedness - 2025 Promissory Notes.” We expect to use the balance of the net proceeds for operating expenses, capital expenditures, working capital, and other general corporate purposes. These uses are expected to include the commercial deployment of our M3 drone platform, expansion of our active drone fleet and related launch, landing, and operational infrastructure, geographic expansion into additional domestic and international markets, and increased headcount to support engineering, flight operations, regulatory compliance, and commercial partnerships. The proceeds will also support investments in software, autonomy, and systems required to scale delivery volumes over time. Our historical operating cash usage is not necessarily indicative of our expected future cash requirements. Our current operating plan contemplates a material increase in expenditures to support the development and commercialization of our next-generation platform and to advance our business development and commercial deployment activities. These planned investments include the commercial deployment and expansion of our drone platforms and related infrastructure, increased engineering and operational resources, geographic expansion, commercial partnerships, and continued investment in software, autonomy and other systems necessary to scale our operations.

Based on our current operating plan and related cash flow forecast, we expect our existing cash resources to be depleted during the twelve-month period following the issuance of these financial statements. Accordingly, we have determined that substantial doubt exists about our ability to continue as a going concern.

We are actively evaluating potential financing sources to provide additional liquidity. We also have meaningful discretion over the timing and amount of certain expenditures contemplated by our operating plan and could reduce or defer certain development, commercialization and other growth-related expenditures if necessary. Such actions could materially reduce our cash requirements and extend our liquidity runway. However, we do not currently expect to implement spending reductions at the level necessary to fully fund our operations throughout the twelve-month evaluation period. Because neither additional financing nor reductions in expenditures sufficient to eliminate the forecasted liquidity shortfall are considered probable, these potential mitigating actions do not alleviate the substantial doubt about our ability to continue as a going concern.

There can be no assurance that additional financing will be available on terms acceptable to us, on a timely basis, or at all. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Our estimates regarding our liquidity and future cash requirements are based on assumptions that may prove incorrect, and our actual expenditures and cash requirements may differ materially from our current expectations.

Nine Months Ended June 30, 2026 and 2025

As of June 30, 2026, our cash and cash equivalents were $23.1 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended June 30,
	2026	2025	Change
Net cash used in operating activities	$(8,199)	$(4,905)	$(3,294)
Net cash used in investing activities	(471)	(211)	(260)
Net cash provided by financing activities	31,509	4,142	27,367
Net increase (decrease) in cash	$22,839	$(973)	$23,813
Cash, beginning of period	294	1,415	(1,120)
Cash, end of period	$23,134	$441	$22,692

Operating Activities

Net cash used in operating activities was $8.2 million and $4.9 million for the nine months ended June 30, 2026 and 2025, respectively. Despite a significantly larger net loss for the nine months ended June 30, 2026 fiscal 2025 of $15.1 million compared to $6.9 million for the nine months ended June 30, 2025, it was substantially offset by non-cash charges including amortization of debt discount, remeasurement losses on derivative and warrant liabilities, and stock-based compensation.

Investing Activities

Net cash used in investing activities was $0.5 million and $0.2 million for the nine months ended June 30, 2026 and 2025, respectively. In both periods, investing outflows consisted entirely of purchases of property, plant, and equipment, reflecting our measured approach to capital spending given our liquidity position.

Financing Activities

Net cash provided by financing activities was $31.5 million and $4.1 million for the nine months ended June 30, 2026 and 2025, respectively. The increase reflects substantially greater capital-raising activity in 2026, including net proceeds of $26.2 million from the Private Placement, proceeds from debt of $6.0 million and proceeds from the issuance of preferred stock of $3.9 million.

Contractual Obligations and Commitments

As of June 30, 2026 and September 30, 2025, we did not have any material contractual obligations or commitments.

Indebtedness

2025 Promissory Notes

In January 2025, we entered into a note and warrant purchase agreement and issued secured promissory notes in the aggregate principal amount of $2.0 million and accompanying warrants to purchase shares of common stock with an exercise price of $0.01 per share. In August 2025, we amended the note and warrant purchase agreement and increased the interest rate under the promissory notes from 20% to 25% per annum and issued additional promissory notes of $2.2 million and additional warrants to purchase shares of common stock. The promissory notes were originally due on December 31, 2025 and later extended to April 30, 2026. In March 2026, we and the noteholders agreed to further extend the maturity date of the promissory notes to the earlier of (i) the Closing of the Merger and (ii) the maturity date of the Bridge Notes. The promissory notes were secured by a first-priority security interest in substantially all our assets, including accounts receivable, equipment, inventory, intellectual property, deposit accounts, and general intangibles.

As of September 30, 2025, we owed $4.2 million, respectively under the promissory notes. Upon the Closing of the Merger we repaid in full the principal balance and all accrued interest due under the promissory notes and as of June 30, 2026, no amounts were outstanding under the promissory notes.

2026 Bridge Notes

On March 3, 2026, we issued and sold convertible promissory notes in the aggregate principal amount of $6.0 million, or the Bridge Notes. The Bridge Notes bore interest at 10% per annum and were payable six months from the date of issuance. The Bridge Notes were secured by a perfected first priority security interest pursuant to a security agreement with the holders of the Bridge Notes. Upon the Closing of the Merger, all accrued interest under the Bridge Notes was forgiven, and the Bridge Notes were converted into an aggregate of 2,499,998 shares of common stock at a conversion rate of $2.40 per share. In addition, we issued the holders of the Bridge Notes, warrants to purchase an aggregate of 2,499,998 shares of common stock, with an exercise price per share of $3.00.

Off-Balance Sheet Transactions

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes thereto included in this Quarterly Report are prepared in accordance with United States generally accepted accounting principles. The preparation of consolidated financial statements also requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations and future performance. We have described our significant accounting policies within Note 2 to our unaudited consolidated financial statements.

Revenue

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. We primarily generate revenue from enterprise platform access and DaaS, which are accounted for as single, integrated performance obligations representing stand-ready access to and operation of a drone logistics network over the contractual service term.

Revenue is recognized over time as customers simultaneously receive and consume the benefits of these services throughout the contract period. Our arrangements typically include a series of integrated activities, including network deployment, operation, maintenance, and support, which are not separately identifiable within the context of the contract.

We generally do not adjust for significant financing components as the period between payment and performance is typically one year or less.

Amounts invoiced or received in advance of performance are recorded as deferred revenue and recognized as revenue as the related services are performed.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. We measure all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We have historically been a private company and lacks company-specific historical information for our stock. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expenses could be materially different for future awards.

Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, or ASC 480, and ASC 815, Derivatives and Hedging, or ASC 815. The assessment considers whether the instruments are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our common stock and whether the instrument holders could potentially require net cash settlement in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and, for liability-classified warrants, at each reporting period end date while the warrants are outstanding. Liability classified warrants are revalued on each subsequent balance sheet date until such instruments are exercised or expired, with any changes in the fair value between reporting periods recorded in the statements of operations.

Classification of Redeemable Convertible Preferred Stock

We have applied the guidance in ASC 480-10-S99-3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and have therefore classified our redeemable convertible preferred stock as temporary equity. The redeemable convertible preferred stock was recorded outside of stockholders’ deficit because, in the event of certain deemed liquidation events considered not solely within our control, such as a merger, acquisition or sale of all or substantially all of our assets, the convertible preferred stock would have become redeemable at the option of the holders.

Convertible Instruments

U.S. GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments when specified criteria are met, unless an exception applies for conventional host instruments. We evaluate our convertible instruments, options, warrants or other contracts to determine whether embedded components require separate derivative accounting under ASC 815. The result of this accounting treatment is that the fair value of the derivative is marked-to-market at each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the consolidated statements of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity and subsequently become subject to reclassification under ASC 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Recent Accounting Pronouncements

A discussion of recently issued accounting pronouncements and recently adopted accounting pronouncements is included in Note 2 to our unaudited financial statements under the heading “Summary of Significant Accounting Policies.”

Emerging Growth Company and Smaller Reporting Company Status

As an “emerging growth company,” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we are permitted to take advantage of an extended transition period for complying with new or revised accounting standards. We may elect to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either irrevocably elect to opt out of such extended transition period or no longer qualify as an emerging growth company. We may choose to adopt any new or revised accounting standards early whenever such early adoption is permitted for private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we choose to rely on available exemptions we may not be required to, among other things,

●	provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis);

●	or disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

We will remain an emerging growth company until the earliest to occur of the following:

●	the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement;

●	the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion;

●	the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or

●	the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act.

We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be permitted to do so for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on their evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2026 due to the previously identified material weakness as discussed in “Part II Other Information - Item 1A. Risk Factors - Our auditor identified a material weakness in our internal control over financial reporting”.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. There are currently no claims or actions pending against us, the ultimate disposition of which we believe could have a material adverse effect on our results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed below when considering an investment in our common stock. If any of the following risks actually occur, our business, prospects, operating results and financial condition could suffer materially. In such event, the trading price of our common stock could decline, and you might lose all or part of your investment.

Risk Factor Summary

●	Our future growth depends on the demand for, and customers’ willingness to adopt, our products and drone delivery services.

●	We may be unable to make timely product deliveries due to limited production capacity.

●	We may have significant customer concentration, and the loss of one or more key customers contracts could materially harm our business.

●	We may not be successful in competing in the drone delivery industry.

●	An accident involving a drone delivery system provided by us or another manufacturer could harm the drone delivery industry.

●	We are subject to extensive laws and regulations relating to various aspects of our business, including licensing by the U.S. Federal Aviation Administration. There can be no assurance that the necessary approvals and licenses will be granted on a timely basis, if at all, which could significantly delay or prevent the commercialization of our products.

●	We are an early-stage company with a history of financial losses, and we expect to continue to incur financial losses for the foreseeable future. We cannot assure you that we can or will be able to operate profitably.

●	If we fail to manage our growth effectively, we may be unable to execute our business plan, which could harm our business prospects, financial condition, results of operations and cash flows.

●	We depend on third-party FAA Part 135 operating partners to conduct commercial flight operations in the United States, and the loss or unreliability of these partners could materially harm our business.

●	Our drone delivery operations depend on obtaining regulatory approvals for beyond visual line of sight operations and integration into low-altitude airspace management frameworks that are still being developed.

●	We have limited experience commercializing our products at a large scale and may not be able to do so efficiently or effectively.

●	Our business is substantially dependent on a small number of key personnel, and the loss of any such personnel could adversely affect our operations.

●	If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.

●	The benefits to customers of our products could be supplanted by other technologies or solutions or competitors’ products that utilize similar technology to ours in a more effective way.

●	Our auditor has issued a “going concern” opinion.

●	Our auditor identified a material weakness in our internal control over financial reporting.

●	Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or contain terms unfavorable to us or our investors. Moreover, there can be no assurance that such capital will be available to us on a timely basis, if at all.

●	We may be unable to adequately control the costs associated with our operations.

●	Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

●	Litigation or legal proceedings could expose us to significant liabilities, occupy a considerable amount of our management’s time and attention, and damage our reputation.

●	Being a public company can be administratively burdensome and will significantly increase our legal and financial compliance costs.

●	The shares of common stock issued in the Merger and the Private Placement are “restricted securities” and, as such, may not be sold except in limited circumstances. If we are unable to register such securities in a timely manner, then the ability to re-sell shares of our common stock so issued will be delayed.

●	There is currently no market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our common stock at times and prices that you believe are appropriate.

●	We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

Risks Related to Our Business and Industry

Our future growth depends on the demand for, and customers’ willingness to adopt, our products and drone delivery services.

We operate in the new and evolving drone delivery industry. Our business and operating results depend in large part on the acceptance of and demand for our drone delivery systems. The success of these products and services are and will be subject to risks, including with respect to:

●	the extent of market reception and adoption of drone delivery in urban and suburban environments;

●	our navigating a new and evolving regulatory environment;

●	our timely fulfillment of product orders;

●	our ability to produce safe, high-quality and cost-effective aircraft on an ongoing basis;

●	the performance of our drone delivery systems relative to customer expectations and customers’ interest in and demand for our drone delivery systems and solutions; and

●	our building a well-recognized and respected brand.

If we fail to manage the risks described above, we may discourage current or potential customers from purchasing our products or using our commercial solutions, and there may be downward price pressure on our products and commercial solutions. If the market for drone delivery solutions does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be materially and adversely affected.

We may be unable to make timely product deliveries due to limited production capacity.

Commercial production of our aircraft and ground infrastructure requires timely and adequate supply of various types of raw materials and components, as well as mass production capacity and efficient manufacturing and assembly. We have limited experience in high-volume manufacturing of our aircraft and ground infrastructure. We cannot assure you that we will be able to expand our production capacity efficiently and cost-effectively, or be able to procure sufficient raw materials and components to meet our production volume. While we are looking into expanding our manufacturing capacity through partnerships, such partnerships may not be successful, or we may not be able to do so in a timely manner to fulfill our backlog orders. While we obtain components from multiple sources whenever possible, some of the components used in our products are currently selected to be purchased from a single source to improve cost-efficiency or due to regulatory constraints. Disruption in the supply of components, whether or not from a single-source supplier, could temporarily disrupt commercial production of our products. We also outsource certain manufacturing activities to third party contract manufacturers. We may experience operational difficulties with our contract manufacturers, including reductions in the availability of production capacity, failure to comply with product specifications, insufficient quality control, failure to meet production deadlines, increases in manufacturing costs and longer lead time.

Any of the foregoing could result in our failure to make timely deliveries to our customers. Such failure would materially and adversely affect our business, results of operations, financial condition and prospects.

We may have significant customer concentration, and the loss of one or more key customers contracts could materially harm our business.

Our revenue and order backlog may be concentrated among a limited number of customers, commercial partners, or government entities that have contracted for drone delivery services or logistics infrastructure. The drone delivery market is at an early stage of commercialization, and a significant portion of our near-term revenue is likely to depend on a small number of anchor customers or pilot program agreements. If any such customer were to reduce delivery volumes, terminate its relationship with us, decline to renew a contract, shift to a competing drone delivery provider, or revert to conventional ground-based logistics, our revenues could decline materially and abruptly.

Government customers and publicly funded programs, which may represent a meaningful share of our early revenue, are subject to budgetary constraints, changes in procurement priorities, and shifts in policy toward drone delivery that are outside our control and that could result in the reduction, modification, or cancellation of contracts with limited notice. Commercial customers in the healthcare, retail, and logistics sectors, which are among the primary target markets for drone delivery, may also face industry-specific pressures that affect their willingness or ability to maintain or expand drone delivery programs.

Our reliance on a small number of customers also limits our negotiating leverage and may result in pricing pressure, route exclusivity demands, or service level commitments that increase our operating costs and constrain our network flexibility. Any loss of, or material reduction in business from, a key customer could materially and adversely affect our business, financial condition, and results of operations.

We may not be successful in competing in the drone delivery industry.

We operate in the drone delivery industry and in addition to competing with other drone delivery companies, we compete with traditional industry players providing on-demand delivery through road-based solutions. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products.

We expect competition in our industry to intensify in the future in light of increased demand for cost-efficient on-demand and instant delivery. Factors affecting competition include, among others, ability to innovate, development speed, product quality, reliability, safety and features, pricing and customer service. Increased competition may lead to lower product unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results and prospects.

Our ability to successfully compete in our industry will be fundamental to our future success in existing and new markets and will affect our market share. If our competitors introduce products or services that are superior in quality or performance and/or lower in price compared with our offerings, we may lose existing customers or be unable to attract new customers at prices that would allow us to generate attractive rates of return on our investment, if at all.

An accident involving a drone delivery system provided by us or another manufacturer could harm the drone delivery industry.

An accident involving a drone delivery system provided by us or another manufacturer could cause regulatory agencies around the world to tighten restrictions on the use of drone delivery systems, particularly over-populated areas, and could cause the public to lose confidence in our products and drone delivery systems generally. There are risks associated with autopilot, flight control, communications and other advanced technologies, and, from time to time, there have been accidents associated with these technologies. The safety of certain cutting-edge technologies depends in part on user interaction, and users may not be accustomed to using such technologies. We could face unfavorable and tightened regulatory control and intervention on the use of drone delivery systems and be subject to liability and government scrutiny to the extent accidents associated with our systems occur. Should a high-profile accident occur resulting in substantial casualty or damages, either involving our products or products offered by other companies, public confidence in and regulatory attitudes toward drone delivery could deteriorate. Any of the foregoing could materially and adversely affect our results of operations, financial condition and growth prospects.

We are subject to extensive laws and regulations relating to various aspects of our business, including licensing by the U.S. Federal Aviation Administration. There can be no assurance that the necessary approvals and licenses will be granted on a timely basis, if at all, which could significantly delay or prevent the commercialization of our products.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to the design, manufacture, operations, and marketing of drone delivery solutions; employment and labor; tax; data security of the operational and information technology we use; health and safety; and zoning and environmental issues. Laws and regulations at the foreign, federal, state and local levels may change and may be interpreted in different ways, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We cannot guarantee that our measures to monitor these developments and the time and resources we spend to comply with these laws, regulations and guidelines will be satisfactory to regulators or other third parties, such as our customers, who may also be subject to extensive governmental regulation.

We may need to expend substantial efforts to comply with any new and evolving laws and regulations applicable to our business, which may result in increased general and administrative expenses and a diversion of management time and attention. Moreover, changes in laws, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition, and lead to regulatory delays that could impact our ability to obtain licenses, certificates, authorizations, permits, and other types of regulatory approvals. Similarly, changes in the priorities, mandates and funding levels of the governmental entities with which we interact could impact our relationships with such entities; reduce the number of staff available to review and issue the requisite regulatory approvals, permits and licenses; influence the public’s perception of our company and our industry; and influence decisions by clients, governmental agencies or other industry participants with whom we do business. Any such change thus carries the possibility of reducing demand for our services or increasing our costs of operations, which could have a negative impact on our financial position, results of operations or cash flows, but we cannot reasonably or reliably estimate whether such changes will occur, when they will occur or if they will impact us.

If we fail to comply with the laws applicable to our business and operations, we may be subject to civil and criminal penalties or private lawsuits, or the suspension or revocation of regulatory approvals, which would prevent us from operating our business. Regulatory approval processes may be subject to change, can be technically challenging to address, may result in the imposition of conditions that impact the financial viability of our facilities, and may also provide opportunities for third parties to lodge objections or file petitions against the licensing of our facilities. Failure to comply with these laws, obtain the required regulatory approvals, or receive exemptions from such regulations, as needed, could result in regulatory enforcement, violations, fines, penalties, or the inability to operate our commercial deployments. Any delays in regulatory approvals could also adversely affect our ability to meet commercialization timelines and thereby affect our financial performance and future growth objectives.

We must also comply with extensive government laws and regulations related to, among other things, health, safety and the environment. We may be unable to meet the compliance standards of such laws and regulations, and our inability to do so may cause us to lose prospective business and adversely affect our financial condition and results of operations. Further, environmental, health and safety laws change frequently, and we may not be able to anticipate such changes or the impact of such changes. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of such governmental regulation in the future.

Our business could be subject to stringent U.S. export control laws and regulations as well. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to comply with or secure timely U.S. government authorizations under these laws and regulations could harm us and our ability to expand and thereby affect our business prospects, financial condition, results of operations and cash flows. Moreover, the inability to secure and maintain required export licenses or authorizations could negatively impact our ability to compete successfully or market our technology outside the United States. Similarly, if export control laws and regulations prevent us from sharing certain export controlled information with suppliers we intend to partner with to operate our business or develop and produce our products, we may not be able to work with our preferred suppliers, which may impact our finances, business plans, and the competitiveness of our offerings. Failure to comply with export control laws and regulations could expose us to civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts or limitations on our ability to enter into contracts with the U.S. government. Any changes in export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our market size.

We are an early-stage company with a history of financial losses, and we expect to continue to incur financial losses for the foreseeable future. We cannot assure you that we can or will be able to operate profitably.

We are an early-stage company formed in 2011. We face all the risks commonly encountered by newer companies, as well as risks related to the nature of the emerging drone logistics industry, and we may experience unforeseen expenses, difficulties, complications, delays and effects caused by other known and unknown factors.

We have not been profitable to date, and we expect to incur operating losses for the near future. During the fiscal year ended September 30, 2025 and nine months ended June 30, 2026, we incurred net losses of $31.0 million and $15.1 million, respectively, on a consolidated basis. There can be no assurance that we will not continue to incur net losses in the future. We may not succeed in expanding our customer base, and market acceptance of our technology and products may never occur. Even if we are successful in generating a broader customer base or promoting market acceptance of our offerings, we may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings, or even continue our operations.

If we fail to manage our growth effectively, we may be unable to execute our business plan, which could harm our business prospects, financial condition, results of operations and cash flows.

We intend to invest significantly in order to expand our business from an early-stage company to a company capable of supporting large-scale commercial activities. Any failure to manage our growth effectively could harm our business, prospects, financial condition, and operating results. We expect our expansion to include:

●	launching commercialization of our products and services;

●	forecasting production and revenue;

●	completing the testing, licensing and production of our products and services;

●	developing the supply chain necessary to supply components for our products and services;

●	entering into relationships with multiple government entities and strategic partners to expand our customer base and facilitate market adoption of our products and services;

●	controlling expenses and investments in anticipation of expanded operations;

●	carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;

●	conducting demonstrations;

●	hiring and training new personnel; and

●	expanding and enhancing administrative infrastructure, systems, and processes.

If our operations continue to grow, of which there can be no assurance, we will need to continue to expand our sales and marketing, research and development, commercial strategy, permitting and licensing, products and services, manufacturing, supply and operations functions. These efforts will require us to invest significant financial and other resources. There is no guarantee that we will be able to scale our business as currently planned or within the planned timeframe. The continued expansion of our business may in the future require additional operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for such facilities if needed.

Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, delays in production, challenges in scaling-up operations, and difficulty sourcing adequate production materials. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs could result in decreased margins, which could harm our business, financial condition, and results of operations.

Our future revenue plans rely on partnerships with strategic and government entities. There can be no assurance that we will be successful in entering into such needed partnerships.

Our largest stream of projected revenue comes from maximizing adoption of our drone delivery products and services. We may be unable to maximize utilization due to a variety of reasons, including, inability to timely enter into desirable strategic partnerships and failure to obtain necessary regulatory approvals and permits. Our services are new solutions in the delivery industry and as such, represent an unproven model. If we are unable to realize these sales, our business model and go-to-market strategy will be jeopardized.

We depend on third-party FAA Part 135 operating partners to conduct commercial flight operations in the United States, and the loss or unreliability of these partners could materially harm our business.

Our commercial strategy in the United States relies on FAA Part 135-certificated operators – including UPS Flight Forward and Ameriflight – to conduct commercial drone delivery flights using our M2 platform. We do not currently hold our own Part 135 certificate in the United States, and certain customer programs are served by a single operator. Our ability to deliver revenue from our DaaS model, and to scale commercial operations in the United States more broadly, depends on the continued availability, performance and economic terms of these partners.

A partner may experience operational, financial, regulatory or safety issues that limit its ability to operate our platform, including suspension or revocation of its Part 135 certificate. A partner may elect to reduce or terminate operations using our systems, to prioritize competing platforms, or to be acquired by or aligned with a competitor. Commercial terms, including operator margins, revenue share and minimum commitments, may become less favorable to us or make our DaaS offering uneconomic. A partner may also fail to achieve targeted utilization, on-time performance or service-level metrics, harming our customer relationships and reputation. The loss or material underperformance of any single operator, or our inability to identify and onboard additional qualified operators on acceptable terms, could disrupt or terminate customer programs, delay new program launches, require us to expend significant resources to transition operations or to develop our own operating capability, and result in lost or delayed revenue. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and results of operations.

Our drone delivery operations depend on obtaining regulatory approvals for beyond visual line of sight operations, or BVLOS, and integration into low-altitude airspace management frameworks that are still being developed.

The commercial viability of our drone delivery systems depends on our ability to conduct routine delivery operations BVLOS at scale in urban and suburban environments. BVLOS operations currently require case-by-case FAA waivers or exemptions and there is no assurance that we or our partners will obtain such approvals for our target delivery corridors on a timely basis, on acceptable terms, or at all.

In addition, the FAA’s UAS Traffic Management, or UTM, framework, which is intended to manage low-altitude drone traffic and enable scalable BVLOS operations, remains under development. The rules, technical standards, and operational requirements that ultimately emerge from this framework may impose certification burdens, equipage mandates, or operational constraints that require significant modification to our delivery systems or ground infrastructure.

Delays in the development or implementation of UTM frameworks or BVLOS regulatory pathways could prevent us from operating in the delivery areas and service frequencies required to achieve commercial viability and meet the commitments we have made to customers and strategic partners. State, county, and municipal governments may also impose restrictions on low-altitude drone operations over populated areas, noise-sensitive zones, or critical infrastructure, creating a fragmented regulatory environment that increases compliance costs and limits the geographic scope of our delivery network. Any failure to obtain or maintain the regulatory approvals necessary for scalable BVLOS drone delivery operations could materially and adversely affect our business, financial condition, and results of operations.

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

We have limited experience commercializing our products and services. Our projected financial and operating information reflect estimates of future performance and is based on multiple financial, technical, and operational assumptions, including the level of demand for our products and services, cost of manufacturing, cost of components and availability of adequate supply, the nature and length of the sales cycle, and the costs of maintaining and operating our network. However, given our limited commercial experience and the fact that many of the factors on which these assumptions are based are outside of our control, it is possible that many of these assumptions will prove incorrect. The projections are forward-looking statements that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of other factors, many of which are outside our control, including, but not limited to:

●	whether we can obtain sufficient capital to sustain and grow our business;

●	our ability to manage our growth;

●	the contractual terms of our agreements with strategic partners and customers;

●	whether we can manage relationships with key suppliers and partners;

●	the timing and costs of the required marketing and promotional efforts;

●	competition, including from future competitors;

●	our ability to retain existing key management, to attract additional leaders as needed, to attract, retain and motivate qualified personnel;

●	the overall strength and stability of domestic and international economies;

●	regulatory, legislative, and political changes; and

●	customer requirements and preferences.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could cause us to fail to meet our operating and financial projections and could harm our business, prospects, financial condition and operating results.

We have limited experience commercializing our products at a large scale and may not be able to do so efficiently or effectively.

We have limited experience commercializing our products and services at a large scale and may not be able to do so efficiently or effectively. A key element of our long-term business strategy is the success of our product and service offerings in facilitating adoption of our solutions, continued testing of our technologies, engagement with key stakeholders and collaboration with leaders in the drone delivery industry. Commercialization of our operations will also require growth in sales, marketing, training, customer relations and maintenance and servicing operations, including hiring select personnel with the necessary experience and expertise. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level could have unintended negative effects on our revenues, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

Our business is substantially dependent on a small number of key personnel, and the loss of any such personnel could adversely affect our operations.

We are an early-stage company with a small management team and a concentrated base of technical expertise. Our success depends in large part on the continued contributions of our executive officers, key engineers, and other technical personnel who have specialized knowledge of our drone delivery systems, autonomous flight software, logistics network design, and regulatory strategy specific to the drone delivery industry. The loss of any of these individuals, whether due to resignation, illness, retirement, or competition from other employers, could significantly disrupt our operations, delay our product development and commercialization timelines, and impair our ability to execute our business plan.

Competition for qualified personnel with experience in drone delivery, logistics technology, and autonomous systems is intense, and we may not be able to attract or retain the personnel we need on acceptable terms, or at all. Additionally, certain institutional knowledge regarding our delivery network architecture, customer relationships, and regulatory approvals resides with a limited number of individuals, and the departure of any such person could result in the loss of capabilities that would be difficult and time-consuming to replace. Any failure to retain or attract key personnel could materially and adversely affect our business, financial condition, and results of operations.

If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.

Our success, in large part, depends on our ability to protect and maintain the proprietary nature of our technology. We rely upon a combination of the intellectual property protections afforded by patents, trademarks/service marks and trade secret laws in the United States and other jurisdictions, as well as commercial agreements, such as confidentiality agreements, assignment agreements, and license agreements to establish, maintain and enforce rights associated with our proprietary technologies. Our success depends in part on our ability to obtain and enforce patent protection for such solutions and technologies, but our patent applications may not result in issued patents, given the complexity of questions around patentability and the large number of patents and patent applications in related fields. Failure to obtain additional patent protection in connection with currently pending or future patent applications may impair our ability to prevent others from commercially exploiting products similar to ours.

Further, our existing issued patents may be contested, challenged, circumvented, invalidated or limited in scope in the future. The rights granted under our issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement as compared to the United States. In addition, the claims of our existing patents and any patents that issue from our currently pending or any future patent applications may be narrowed in scope during prosecution, challenged as invalid, or may simply not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours (for example, if competitors can “design around” our patents). We cannot assure you that our means of protecting our proprietary rights will suffice in affording the desired protection.

We also rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop our business and competitive position. We may not be able to prevent the unauthorized disclosure or use of our trade secrets, know-how or information that we consider to be confidential by our contractual counterparties, despite our efforts. If any of the suppliers, subcontractors, venture partners, employees or consultants, or other third parties with whom we do business or otherwise collaborate breach or violate the terms of any of our agreements, we may not have adequate remedies for any such breach or violation, and we could lose the protections afforded by our trade secrets as a result. It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Even where remedies are available, enforcing a claim that a party illegally disclosed or misappropriated our trade secrets is expensive and time consuming, and the outcome is unpredictable. Courts outside the United States are sometimes less willing to protect trade secrets. Additionally, our trade secrets could become known or be independently discovered by potential or existing competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those with whom they communicate, from using that technology or information to compete with us.

We do not have worldwide patent rights for our proprietary technologies because worldwide patent or “international patent rights” currently do not exist. We also do not have worldwide trademark protection for our brand for similar reasons.

Accordingly, we may not be able to protect our intellectual property rights in certain jurisdictions and their legal systems. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial fees and costs.

Companies, organizations or individuals, including any existing and potential competitors, may hold or obtain patents, trademarks/service marks or other intellectual property rights that would prevent, limit or interfere with our ability to develop our intellectual property and make, use, develop, import, offer or sell our products and services and related equipment, which could make it more difficult for us to operate our company. From time to time, we may receive inquiries from holders of patents or trademarks/service marks inquiring whether we are infringing their proprietary rights. Companies, organizations or individuals, including any existing and future competitors, may also seek court declarations that they do not infringe our intellectual property rights. Companies holding patents or other intellectual property rights similar to our technology may bring proceedings alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if it is determined that we have infringed a third party’s intellectual property rights, we may be required to do, among other things, one or more of the following:

●	cease making, using, offering to sell, selling or importing our products and services that incorporate the challenged intellectual property;

●	pay substantial damages;

●	pay for and obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; or

●	redesign part or all of our technology.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results, and financial condition could be harmed. In addition, any litigation, or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s focus and attention.

We also license the patents and intellectual property of third parties and anticipate continuing to do so in the future, and we may face claims that the use of this intellectual property infringes the rights of other third parties. Our rights to indemnification or damages under our license contracts may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation and other factors.

Additionally, our confidentiality and intellectual property assignment agreements with our employees, consultants and contractors generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive intellectual property. Those agreements may not be honored and obligations to assign intellectual property may be challenged or breached. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights or where others misappropriate those rights.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an owner, a joint owner, a licensee, an inventor or a co-inventor. In the latter two cases, the failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our patented technology or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose exclusive ownership of, or right to use or license valuable intellectual property. Such an outcome could harm our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

The benefits to customers of our products could be supplanted by other technologies or solutions or competitors’ products that utilize similar technology to ours in a more effective way.

The benefits our products and services offer could be supplanted by other drone technologies or mobility solutions or potential competitors’ products that address the need in a more effective way. The development of any alternative technology that can compete with or supplant our products and services may harm our business, prospects, financial condition and operating results, including in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and result in the loss of competitiveness of our product offerings, decreased revenue and a loss of actual or projected market share.

Our auditor has issued a “going concern” opinion.

Our auditor included an explanatory paragraph in its report on our financial statements for the fiscal year ended September 30, 2025 regarding substantial doubt about our ability to continue as a going concern. During fiscal 2025, we sustained a net loss of $31.0 million and, as of September 30, 2025, we had an accumulated deficit of $130.6 million. For the nine months ended June 30, 2026, we incurred a net loss of $15.1 million and, as of such date, we had an accumulated deficit of $145.7 million.

Our historical cash usage may not be indicative of our future liquidity requirements because our current operating plan contemplates a material increase in expenditures to develop and commercialize our next-generation platform and advance business development and commercial deployment activities. Based on our current operating plan and related cash flow forecast, we expect our existing cash resources to be depleted during the twelve-month period following the issuance of our financial statements. As a result, substantial doubt exists about our ability to continue as a going concern.

We have the ability to reduce or defer certain planned expenditures and slow certain development, commercialization and growth initiatives, which could materially reduce our cash requirements and extend our liquidity runway. However, doing so could delay the development or commercialization of our platforms, reduce the pace of our commercial expansion, adversely affect our ability to pursue business development opportunities and impair our ability to compete effectively. We do not currently expect to implement spending reductions at the level necessary to fully fund our operations throughout the twelve-month evaluation period.

We are actively evaluating potential financing sources, but there can be no assurance that additional financing will be available on acceptable terms, on a timely basis, or at all. If we are unable to obtain sufficient additional financing or otherwise reduce our expenditures sufficiently to address our liquidity requirements, our financial condition and our ability to execute our business plan could be materially adversely affected. To the extent we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders.

Our auditor identified a material weakness in our internal control over financial reporting.

In connection with the preparation of our financial statements for the year ended September 30, 2025, our auditor identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We do not currently have a comprehensive and formalized accounting and financial reporting policies and procedures manual. Additionally, our controls are generally overseen by a limited number of personnel leading to a lack of segregation of duties. This material weakness could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement of our annual or interim financial statements that would not be prevented or detected.

The measures we have taken to date, and are continuing to design and implement, may not be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct this material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or contain terms unfavorable to us or our investors. Moreover, there can be no assurance that such capital will be available to us on a timely basis, if at all.

We will require significant capital to operate our business and fund our capital expenditures for the next several years. The level and timing of future expenditures will depend on a number of factors, many of which are outside our control. We expect that we will need to raise additional capital to fund our business, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses, and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our products and services on a large scale, means we have limited historical data on the demand for our products and services. In addition, we expect that our level of capital expenditures will be significantly affected by customer demand for our proprietary technology. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance all or a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all, or that such funds, if raised, would be sufficient.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct business as projected, both of which could mean that we would be forced to curtail or discontinue our operations. In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or incur indebtedness. Even if we complete such financings, they may result in dilution to our existing investors and include additional rights or terms that may be unfavorable to our existing shareholders. These circumstances could harm our financial results and impair our ability to achieve our business objectives. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions (including terms that require us to maintain specified liquidity or other ratios) that would otherwise be in the best interests of our shareholders. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. If we cannot raise additional funds when we need or want them, we may be forced to curtail or abandon our growth plans, which could adversely impact us, our business, development, financial condition, operating results or prospects.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by domestic and international financial institutions or transactional counterparties, could adversely affect our business, financial condition, and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could harm our liquidity and our current and/or projected business operations and financial condition and results of operations.

Any acquisitions, partnerships, or joint ventures that we enter into could disrupt our operations and harm on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying candidates for acquisitions, strategic partnerships and joint ventures. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful or otherwise generate the financial results we expect, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of us and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. Any acquisition, partnership, or joint venture we make may harm our business, financial condition, and results of operations.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and manufacturing our products and services, conducting research and development, and building our brand and partnerships. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, procurement costs, business development, operation expenses, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Our ability to become profitable in the future will not only depend on our ability to continue the development of our products and services to meet projected performance metrics and regulatory requirements and to achieve market acceptance of our technology, but also to sell our products and services at prices needed to achieve our expected margins and control our costs. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and operate our technology in a cost-effective manner, our margins, profitability and prospects would be harmed.

Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

We maintain various information technology systems and procedures to protect our trade secrets, technical know-how, and other unpatented proprietary information relating to our product development and operating activities, and to restrict unauthorized access to the dissemination of our proprietary information. However, internal and external data security threats cannot be mitigated entirely. For example, current, departing or former employees or third parties could attempt to improperly use or access our computer systems and networks to copy, obtain or misappropriate our proprietary information or otherwise interrupt our business. Additionally, members of our management team work remotely, which could have the effect of increasing the likelihood of cybersecurity breaches. Like others, we are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations, and energy blackouts.

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. While we defend against these threats daily, we do not believe that such attacks have caused us any material damage to date. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all these techniques. As a result, our and our customers’ proprietary information may be misappropriated, and we cannot predict the impact of any future incident. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources. We routinely implement improvements to our network security safeguards, and we believe that we devote appropriate resources to the security of our information technology systems. However, we cannot assure you that our efforts will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

The costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. As a result, the occurrence of any of the events described above could result in the loss of competitive advantages derived from our intellectual property. Moreover, these events may result in the diversion of the attention of management and critical information technology and other resources, or otherwise adversely affect our internal operations and reputation or degrade our financial results and stock price.

A cybersecurity incident affecting our drones, ground infrastructure or software platform could disrupt flight operations, compromise safety and harm our reputation.

Our drone delivery platform is a highly interconnected, software-defined system that depends on digital infrastructure, wireless communications, and third-party services. As a result, our platform is subject to a broad range of cybersecurity risks, including ransomware, intrusions targeting our cloud infrastructure, supply chain attacks affecting hardware or third-party software, spoofing or jamming of GPS or command-and-control links, attempts to gain unauthorized control of an aircraft in flight, and exploitation of vulnerabilities in our autonomy or fleet management software.

The techniques used to attack connected systems are continually evolving and may be carried out by sophisticated actors, including nation-state actors, criminal organizations and insiders. Despite our investments in secure software development, monitoring, access controls and incident response, we cannot guarantee that our measures will prevent or detect all attacks. A successful cyber-attack could cause loss of command or control of aircraft in flight, trigger flight termination or emergency landing events, result in injury to persons or damage to property, compromise the integrity of payloads, expose customer or personal data, and disrupt or suspend commercial operations while remediation is completed. A cybersecurity incident could also result in regulatory consequences, including investigations, enforcement actions or the modification, suspension or revocation of our FAA Type Certificate, Production Certificate, Part 145 Repair Station Certificate or related international authorizations, as well as actions under the General Data Protection Regulation, the California Consumer Privacy Act and similar laws. Any real or perceived cybersecurity weakness in our platform, or any high-profile cyber incident involving drones or autonomous systems more generally, could damage public confidence in drone delivery and harm our reputation. Any of the foregoing could materially and adversely affect our business, prospects, financial condition and results of operations.

Current and future geopolitical and macroeconomic events outside of our control, including changes in interest rates, levels of inflation and foreign currency exchange rates, could adversely impact our business, results of operations, cash flows, financial condition and liquidity.

We face risks related to geopolitical events, international hostility, epidemics, outbreaks and other macroeconomic events that are outside of our control. The occurrence of certain geopolitical events, including those arising from terrorist activity, international hostility, public health crises and the economic impact of global trade tensions, could significantly disrupt our business and operational plans and adversely affect our results of operations, cash flows, financial condition and liquidity. For instance, the ongoing conflicts in the Middle East and between Russia and Ukraine have and may continue to cause geopolitical instability and adverse effects on the global economy, supply chains and specific markets and industries. Although we are not able to enumerate all potential risks to our business resulting from these and other similar events, we believe that such risks include, but are not limited to, the following:

●	disruption to our supply chain for materials essential to our business, including restrictions on importing and exporting products;

●	customers, suppliers and other third parties asserting that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

●	cybersecurity attacks, particularly as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;

●	any reductions of our workforce to adjust to market conditions, including severance payments, retention issues and possible inability to hire employees when market conditions improve;

●	logistical challenges, including those resulting from border closures and travel restrictions, as well as the possibility that our ability to achieve commercialization of our operations may be interrupted, limited or curtailed;

●	economic, political and regulatory conditions domestically and internationally, including imposition of tariffs or other tax incentives or disincentives; and

●	effects of sanctions and other penalties imposed on foreign countries by the U.S., the European Union and other countries.

We cannot reasonably estimate the period of time that these conditions will persist; the full extent of the impact they will have on our business, results of operations, cash flows, financial condition and liquidity; or the pace or extent of any subsequent recovery.

Uncertain global macroeconomic and political conditions could harm our business prospects, financial condition, results of operations, and cash flows.

Our results of operations could be materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, fluctuations in interest rates, fluctuations in exchange rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions.

Our business model is dependent on government entities and companies around the world adopting and entering into contracts for the implementation for our technologies and services. Adverse national and international economic conditions may reduce the future availability of funding counterparties have to spend on our services, which would negatively impact our revenues and our ability to commercialize our operations. Such conditions could also make it difficult or impossible for us to secure financing on acceptable terms or at all, and could materially increase the cost of our operations. Our cost estimates and assumptions are also sensitive to macroeconomic factors, and their accuracy could likely be impacted by unanticipated changes in such factors. It is not possible to accurately predict all of the potential adverse impacts, if any, of current and future economic conditions on its financial condition, operating results and cash flow; however, any of these macroeconomic conditions could negatively impact our strategic partners, suppliers, customers and the industry as a whole, which could harm our business, financial condition, and results of operations.

Our ability to rely on global supply chains for source components and/or raw materials may be impacted by tariffs, trade disputes, or other changes in trade policy or trade regulation.

We plan to rely on global supply chains to source components and materials essential for our business. The imposition of new or increased tariffs, trade restrictions, or other changes in trade policy by the United States or other countries could increase our costs of materials and components, require us to find additional or alternative suppliers, or force adjustments to our pricing structure and capital budget. These changes could reduce our profit margins, may impact our licenses or may require additional regulatory approval, or could otherwise disrupt our business operations. In particular, recent global trade tensions and policy shifts have created an unpredictable environment for businesses operating across international borders. Changes in trade agreements, sanctions, export controls, and customs regulations may limit our ability to source materials from certain countries or entities, potentially forcing rapid and costly adjustments to our supply chain. Trade policies can change with limited notice, making long-term planning difficult and increasing operational costs. Any significant disruption to our supply chain resulting from tariffs or trade policy changes could harm our business, financial condition, and ability to meet projected deadlines and milestones.

Our customers could incur substantial costs as a result of violations of, or liabilities under, environmental laws.

The operations and properties of our customers are subject to a variety of federal, state, local and foreign environmental, health and safety laws and regulations governing, among other things, air emissions, noise pollutions, hazardous materials handling and disposal, waste management, electromagnetic interference, land use and occupational health and safety. We must design and operate our products and services and comply with such laws and regulations. Compliance with environmental requirements could require our customers to incur significant expenditures or result in significant restrictions on their operations, and the failure to comply with such laws and regulations, including failing to obtain any necessary permits, could result in substantial fines or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring our customers to conduct or fund remedial or corrective measures, install pollution control equipment or perform other actions. More vigorous enforcement by regulatory agencies, the future enactment of more stringent laws, regulations or permit requirements, including relating to climate change, or other unanticipated events may arise in the future and adversely impact the market for our products, which could harm our business, financial condition and results of operations.

Litigation or legal proceedings could expose us to significant liabilities, occupy a considerable amount of our management’s time and attention, and damage our reputation.

We may, from time to time, be a party to various litigation claims and legal proceedings. We will evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. Claims made or threatened by our suppliers, customers, competitors, or current or former employees could adversely affect our relationships, damage our reputation or otherwise adversely affect our business, financial condition, or results of operations. The costs associated with defending legal claims and paying damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business, prospects, financial condition and operating results.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, there can be no assurance that all of our employees, business partners, third-party intermediaries, representatives and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violations of the laws and regulations described above may result in whistleblower complaints, adverse media coverage, investigations, substantial civil and criminal fines and penalties, damages, settlements, prosecution, enforcement actions, imprisonment, the loss of export or import privileges, suspension or debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences, any of which could adversely affect our business, prospects, financial condition and operating results. In addition, responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Being a public company can be administratively burdensome and will significantly increase our legal and financial compliance costs.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act. In addition, the listing requirements of any national securities exchange or other exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will significantly increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations will require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors.

Our management as a group has limited experience operating a publicly traded company.

Our management team has a high degree of drone systems product development and operational expertise, but limited experience operating a publicly traded company subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Their limited experience in dealing with the increasingly complex laws applicable to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Any failure by us to effectively and efficiently meet our obligations as a publicly traded company could harm our business, prospects, financial condition and operating results and/or result in legal liability or other negative consequences.

Risks Related to Ownership of Our Common Stock

The shares of common stock issued in the Merger and the Private Placement are “restricted securities” and, as such, may not be sold except in limited circumstances. If we are unable to register such securities in a timely manner, then the ability to re-sell shares of our common stock so issued will be delayed.

The offer and sale of the shares of common stock issued in the Merger and the Private Placement have not been registered under the Securities Act of 1933, as amended, or “Securities Act,” or registered or qualified under any state securities laws in reliance on exemptions contained in and under those laws. Accordingly, such shares of common stock are “restricted securities” as defined in Rule 144 promulgated under the Securities Act and must, therefore, be held indefinitely unless their offer and sale is registered under applicable federal and state securities laws, or an exemption is available from the registration requirements of those laws, including the exemptions provided by Rule 144. The book-entry accounts representing the shares of common stock issued in the Merger and the Private Placement reflect their restricted status.

We agreed, at our expense, to prepare and file with the SEC a registration statement to register the resale of the shares of common stock issued in the Merger and the Private Placement; the shares of our common stock issuable upon exercise of the placement agent warrants and certain other warrants; the shares held by LAVC stockholders; and the shares issued to our advisors. There are many reasons, including some over which we have little or no control, which could keep the registration statement from being declared effective by the SEC, including delays resulting from the SEC review process and comments raised by the SEC during that process. The shares of common stock covered by such registration statement will not be eligible for resale until the registration statement is effective or an exemption from registration, such as Rule 144, becomes available. In addition, Rule 144 under the Securities Act, which permits the resale, subject to various terms and conditions, of limited amounts of restricted securities after they have been held for six months, will not immediately apply to our common stock because we were at one time designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. We believe this requirement to file Form 10 information was satisfied by the filing of our Current Report on Form 8-K on May 29, 2026.

There is currently no market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our common stock at times and prices that you believe are appropriate.

Our common stock is not listed on a national securities exchange or any other exchange, or quoted on an over-the-counter market. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market. Accordingly, our common stock is highly illiquid and you will likely experience difficulty in re-selling such shares at times and prices that you may desire.

Our common stock may not be eligible for listing or quotation on any securities exchange or over-the-counter trading system.

We do not currently meet the initial quantitative listing standards of any national securities exchange or over-the-counter trading system. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Further, the national securities exchanges are adopting so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over-the-counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. We intend to contact an authorized market maker for an over-the-counter quotation system for sponsorship of our common stock, but we cannot guarantee that such sponsorship will be approved and our common stock listed and quoted for sale. Even if our common stock is quoted for sale on an over-the-counter quotation system, buyers may be insufficient in numbers to allow for a robust market and it may prove impossible to sell your shares. In addition, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

The market price and trading volume of our common stock may be volatile and could decline significantly following the Merger.

The quotation systems, including the OTCQB, or stock exchanges, including Nasdaq, on which our common stock may be quoted or on which our common stock may be listed in the future have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock following the Merger, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of the consummation of the Merger. We cannot assure you that the market price of common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risks facing our company;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of the OTCQB market, or following our potential up listing on Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;

●	publication of research reports about us, or our industry;

●	the performance and market valuations of other similar companies;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems; and

●	changes in accounting principles, policies and guidelines.

●	In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could harm our business.

The designation of our common stock as “penny stock” would limit the liquidity of our common stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stock in start-up companies is among the riskiest equity investments. Broker-dealers who sell penny stock must provide purchasers with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stock and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. If our common stock is deemed “penny stock,” because of penny stock rules, there may be less trading activity in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

We became a public reporting company through a “reverse merger” and not by conducting an underwritten initial public offering of our common stock. Because we will not initially be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of us. Investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. In addition, securities analysts of major brokerage firms may not provide coverage of our capital stock or business. We cannot assure you that brokerage firms will want to provide analyst coverage of our capital stock or business in the future. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

As a result of the consummation of the Merger, we are now obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.

Following the consummation of the Merger, we became a public company and are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on our annual report on Form 10-K. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our common stock.

The report by management will need to include disclosure of any material weaknesses identified in internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act following the consummation of the Merger, our independent registered public accounting firm will not be required to attest to the effectiveness of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Management’s assessment of internal controls, when implemented, could detect problems with internal controls, and an independent assessment of the effectiveness of internal controls by our auditors could detect further problems that management’s assessment might not, and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in internal controls and procedures on a quarterly basis. To comply with the public company requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are in the early stages of developing the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete its evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in internal control over financial reporting, we will be unable to assert that internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of its internal control, including as a result of the material weaknesses described above, we could lose investor confidence in the accuracy and completeness of financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain quoted on any over-the-counter trading system, or following any potential listing, listed on any securities exchange.

A majority of the voting power of our common stock is consolidated among our executive officers and directors, which may prevent you or any new investors from influencing significant corporate decisions.

As of June 30, 2026, our executive officers and principal stockholders own shares beneficially own approximately 23.9% of the voting power of our common stock. As a result, such stockholders may have the ability to control the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger, other sale of our company or our assets or significant acquisitions. This concentration of voting control will limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. Our stockholders are entitled to vote their shares in their own interests, which may not always be in the interests of our stockholders generally. The concentration of voting power held by our executive officers and directors may adversely affect the market price of our common stock.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.235 billion in annual revenues;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock, to the extent that such a market develops, and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and our restated bylaws that became effective upon completion of the Merger contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;

●	permit only the board of directors to establish the number of directors and fill vacancies on the board;

●	provide that directors may only be removed “for cause” and only with the approval of a majority of our stockholders;

●	require majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, our restated certificate of incorporation will provide that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or the DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation provides that the federal district courts of the United States of America will, unless we consent in writing to an alternative forum, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal courts or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. While neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder also must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholder’s ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers, and other employees.

In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

Our stock price and trading volume following our quotation on the OTCQB, if any, or following our potential listing on a securities exchange, if any, will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts do not currently, and may never, publish research on our business. If few securities or industry analysts commence coverage of us, our stock price could be negatively affected. If securities or industry analysts downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following is a list of Exhibits filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description	Schedule/Form	File Number	Exhibit	Filing Date
2.1§	Agreement and Plan of Merger and Reorganization among Los Altos Ventures Corp., Acquisition Sub and Matternet, Inc.	Form 8-K	000-56769	2.1	May 29, 2026
3.1	Certificate of Merger, dated May 22, 2026.	Form 8-K	000-56769	3.1	May 29, 2026
3.2	Amended and Restated Certificate of Incorporation.	Form 8-K	000-56769	3.2	May 29, 2026
3.3	Amended and Restated Bylaws.	Form 8-K	000-56769	3.3	May 29, 2026
10.1	Form of Director and Officer Indemnification Agreement (Pre-Merger).	Form 8-K	000-56769	10.1	May 29, 2026
10.2	Form of Director and Officer Indemnification Agreement (Post-Merger).	Form 8-K	000-56769	10.2	May 29, 2026
10.3§	Form of Subscription Agreement, dated May 22, 2026, by and between the Company and the parties thereto.	Form 8-K	000-56769	10.3	May 29, 2026
10.4§	Form of Registration Rights Agreement, dated May 22, 2026, by and between the Company and the parties thereto.	Form 8-K	000-56769	10.4	May 29, 2026
10.5+	Matternet, Inc. 2011 Equity Incentive Plan.	Form 8-K	000-56769	10.5	May 29, 2026
10.6+	Forms of Option Grant Notice and Option Agreement under 2011 Equity Incentive Plan.	Form 8-K	000-56769	10.6	May 29, 2026
10.7+	Matternet, Inc. 2026 Equity Incentive Plan.	Form 8-K	000-56769	10.7	May 29, 2026
10.8+	Forms of Option Grant Notice and Option Agreement under 2026 Equity Incentive Plan.	Form 8-K	000-56769	10.8	May 29, 2026
10.9+	Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2026 Equity Incentive Plan.	Form 8-K	000-56769	10.9	May 29, 2026
10.10+	Matternet, Inc. 2026 Employee Stock Purchase Plan.	Form 8-K	000-56769	10.10	May 29, 2026
10.11+	Matternet, Inc. Key Employee Retention Plan and Form of Participation Agreement	Form 8-K	000-56769	10.11	May 29, 2026
10.12+	Offer letter, dated February 12, 2023, by and between the Company and Jason Secore.	Form 8-K	000-56769	10.12	May 29, 2026
10.13	Form of Lock-Up Agreement.	Form 8-K	000-56769	10.13	May 29, 2026
10.14	Form of Placement Agent Warrant.	Form 8-K	000-56769	10.14	May 29, 2026
10.15	Form of Bridge Warrant.	Form 8-K	000-56769	10.15	May 29, 2026
10.16	Form of Legacy Matternet Warrant.	Form 8-K	000-56769	10.16	May 29, 2026
10.17§	Mountain View Research Park Office Lease, dated May 13, 2025, by and between Matternet, Inc. and BXP Research Park LP.	Form 8-K	000-56769	10.17	May 29, 2026
10.18	Share Cancellation Agreement, dated May 22, 2026, by and between Mark Tompkins, Ian Jacobs and Los Altos Ventures Corp.	Form 8-K	000-56769	10.18	May 29, 2026
16.1	Letter from Grassi & Co., CPAs, P.C. as to the change in certifying accountant, dated May 29, 2026.	Form 8-K	000-56769	16.1	May 29, 2026
21.1	Subsidiaries of the Registrant.	Form 8-K	000-56769	21.1	May 29, 2026
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

Exhibit No.	Description	Schedule/Form	File Number	Exhibit	Filing Date
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

§	Certain exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATTERNET, INC.

Date: August 19, 2026	By:	/s/ Andreas Raptopoulos
Andreas Raptopoulos Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Jason Secore
Jason Secore Chief Financial Officer (Principal Financial and Accounting Officer)